Form 10-Q
period 1997-09-30
REVLON WORLDWIDE PARENT CORP
filed 1997-11-14
CIK 1035678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----                        EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1997

                                       OR
  ----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the transition period from__________________  to  _______________

                        Commission file number 333-23451

                               REV HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3933701
 -------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 625 MADISON AVENUE, NEW YORK, NEW YORK                    10022
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: 212-527-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---


The number of shares outstanding of the registrant's common stock was 1,000 shares as of October 31, 1997, all of which were held by affiliates of Mafco Holdings Inc.



                                Total Pages - 18

                      REV HOLDINGS INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           1997            1996
                                                                     --------------- --------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents .........................................    $    39.7       $    38.6
 Trade receivables, less allowances of $27.1 and $24.9,
  respectively .....................................................        469.4           426.8
 Inventories .......................................................        379.1           281.1
 Prepaid expenses and other ........................................         73.6            74.5
 Restricted marketable securities ..................................        329.2              --
                                                                     --------------- --------------
  Total current assets .............................................      1,291.0           821.0
Property, plant and equipment, net .................................        384.9           381.1
Other assets .......................................................        167.6           144.2
Intangible assets, net .............................................        327.0           280.6
                                                                     --------------- --------------
  Total assets .....................................................    $ 2,170.5       $ 1,626.9
                                                                     =============== ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
 Short-term borrowings--third parties ..............................    $    28.3       $    27.1
 Current portion of long-term debt--third parties ..................        325.6             8.8
 Accounts payable ..................................................        178.3           161.9
 Accrued expenses and other ........................................        331.2           366.2
                                                                     --------------- --------------
  Total current liabilities ........................................        863.4           564.0
Long-term debt--third parties ......................................      2,074.0         2,291.4
Long-term debt--affiliates .........................................         30.9            30.4
Other long-term liabilities ........................................        224.9           202.8
Stockholders' deficiency:
 Common Stock, par value $1.00 per share; 1,000 shares authorized,
  issued and outstanding ...........................................           --              --
 Capital deficiency ................................................       (408.8)         (969.4)
 Accumulated deficit since June 24, 1992 ...........................       (583.3)         (474.1)
 Adjustment for minimum pension liability ..........................        (12.4)          (12.4)
 Currency translation adjustment ...................................        (18.2)           (5.8)
                                                                     --------------- --------------
  Total stockholders' deficiency ...................................     (1,022.7)       (1,461.7)
                                                                     --------------- --------------
  Total liabilities and stockholders' deficiency ...................    $ 2,170.5       $ 1,626.9
                                                                     =============== ==============

     See Notes to Unaudited Consolidated Condensed Financial Statements.

                      REV HOLDINGS INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (DOLLARS IN MILLIONS)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------- ----------------------
                                                      1997      1996       1997        1996
                                                    -------- ---------  ---------- ----------
Net sales .........................................  $623.5    $571.7    $1,688.8    $1,554.8
Cost of sales .....................................   217.1     193.3       585.3       517.2
                                                    -------- ---------  ---------- ----------
 Gross profit .....................................   406.4     378.4     1,103.5     1,037.6
Selling, general and administrative expenses  .....   336.2     313.5       962.9       913.7
Business consolidation costs and other, net  ......    (1.0)       --         8.4          --
                                                    -------- ---------  ---------- ----------
 Operating income .................................    71.2      64.9       132.2       123.9
                                                    -------- ---------  ---------- ----------
Other expenses (income):
 Interest expense .................................    56.6      60.8       176.0       178.6
 Interest and net investment income ...............    (5.5)     (0.3)      (13.6)       (2.3)
 Gain on sale of subsidiary stock .................    (0.1)       --        (6.3)     (187.8)
 Amortization of debt issuance costs ..............     2.7       3.0         9.1         9.6
 Foreign currency losses, net .....................     2.4       1.9         5.2         5.7
 Miscellaneous, net ...............................     1.1       0.5         3.1         1.8
                                                    -------- ---------  ---------- ----------
  Other expenses, net .............................    57.2      65.9       173.5         5.6
                                                    -------- ---------  ---------- ----------
Income (loss) before income taxes .................    14.0      (1.0)      (41.3)      118.3
 . .................................................
Provision for income taxes ........................     0.2       5.8         9.2        18.7
                                                    -------- ---------  ---------- ----------
Income (loss) before extraordinary item  ..........    13.8      (6.8)      (50.5)       99.6
Extraordinary item--early extinguishment of debt  .      --        --       (58.7)       (6.6)
                                                    -------- ---------  ---------- ----------
Net income (loss) .................................  $ 13.8    $  (6.8)  $ (109.2)   $   93.0
                                                    ======== =========  ========== ==========

     See Notes to Unaudited Consolidated Condensed Financial Statements.

                      REV HOLDINGS INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              ---------------------
                                                                                   1997       1996
                                                                              ---------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...........................................................  $ (109.2)   $  93.0
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
 Depreciation and amortization ..............................................      81.3       69.8
 Amortization of debt discount ..............................................      75.3       78.6
 Gain on sale of certain fixed assets, net...................................      (1.0)        --
 Gain on sale of subsidiary stock ...........................................      (6.3)    (187.8)
 Extraordinary item .........................................................      58.7        6.6
 Change in assets and liabilities:
  Decrease in trade receivables .............................................     (37.1)     (54.0)
  Increase in inventories ...................................................     (48.8)     (42.4)
  Increase in prepaid expenses and other current assets .....................      (2.1)     (14.5)
  Increase in accounts payable ..............................................      (2.6)     (23.0)
  Decrease in accrued expenses and other current liabilities  ...............     (48.0)     (35.8)
  Other, net ................................................................     (70.0)     (38.5)
                                                                              ---------- ---------
Net cash used for operating activities ......................................    (109.8)    (148.0)
                                                                              ---------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ........................................................     (31.0)     (39.8)
Acquistion of businesses, net of cash acquired ..............................     (53.6)        --
Proceeds from the sale of certain fixed assets, net .........................       2.5         --
Purchase of marketable securities ...........................................    (319.6)        --
                                                                              ---------- ---------
Net cash used for investing activities ......................................    (401.7)     (39.8)
                                                                              ---------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings--third parties ........................       2.5        5.2
Proceeds from the issuance of long-term debt--third parties .................   1,215.5      240.0
Repayment of long-term debt--third parties ..................................    (686.3)    (245.1)
Net proceeds from the sale of subsidiary common stock .......................       0.3      187.8
Proceeds from the issuance of debt--affiliates ..............................      91.1       93.0
Repayment of debt--affiliates ...............................................     (90.6)     (93.0)
Acquisition of business from affiliate ......................................        --       (4.1)
Net contributions from parent ...............................................       0.5        0.2
Payment of debt issuance costs ..............................................     (19.1)     (10.9)
                                                                              ---------- ---------
Net cash provided by financing activities ...................................     513.9      173.1
                                                                              ---------- ---------
Effect of exchange rate changes on cash and cash equivalents  ...............      (1.3)      (0.4)
                                                                              ---------- ---------
 Net increase (decrease) in cash and cash equivalents .......................       1.1      (15.1)
 Cash and cash equivalents at beginning of period ...........................      38.6       36.3
                                                                              ---------- ---------
 Cash and cash equivalents at end of period .................................  $   39.7    $  21.2
                                                                              ========== =========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest ..................................................................  $  110.0    $ 111.1
 Income taxes, net of refunds................................................       8.8       13.6
Supplemental schedule of noncash investing and financing activities:
 Noncash contribution from parent to cancel Revlon Worldwide Senior Secured
  Discount Notes ............................................................  $  560.1    $    --
 In connection with business acquisitions, liabilities were assumed
  (including minority interest) as follows:
  Fair value of assets acquired .............................................  $  129.4    $   6.7
  Cash paid .................................................................     (57.7)      (4.2)
                                                                              ---------- ---------
  Liabilities assumed .......................................................  $   71.7    $   2.5
                                                                              ========== =========

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

         Effective January 1997, Mexico was considered a hyperinflationary economy. Effective July 1997, Brazil was considered a non-hyperinflationary economy. The impact of accounting for Brazil as a non-hyperinflationary economy was not material to the Company's operating results.

         The Company accounts for investments in marketable securities, consisting of U.S. Treasury Bills, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 1997, the fair market value of the Company's investments in restricted marketable securities approximated carrying value. The restricted marketable securities were deposited in an irrevocable trust in connection with the covenant defeasance of a portion of Revlon Worldwide's Senior Secured Discount Notes due 1998 (the "Revlon Worldwide Notes")(See Note 10).

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the nine months ended September 30, 1997 and 1996, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $38.7 and $25.5, respectively, and such amounts were deferred.

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

(2)  INVENTORIES


                              SEPTEMBER 30,    DECEMBER 31,
                                   1997            1996
                             --------------- --------------
Raw materials and supplies        $ 90.1          $ 76.7
Work-in-process ............        18.7            19.4
Finished goods .............       270.3           185.0
                             --------------- --------------
                                  $379.1          $281.1
                             =============== ==============


(3) REVLON INITIAL PUBLIC OFFERING

         On March 5, 1996, Revlon, iIc. completed an initial public offering (the "Revlon IPO") in which it issued and sold 8,625,000 shares of its class A common stock for $24.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $187.8 were contributed to Products Corporation and were used to repay borrowings outstanding under the credit agreement in effect at that time (the "1995 Credit Agreement") and to pay fees and expenses related to the credit agreement which became effective on March 5, 1996 (the "1996 Credit Agreement").

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

(4)  EXTRAORDINARY ITEM

         The extraordinary item in the nine months ended September 30, 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the extinguishment of borrowings under the 1996 Credit Agreement prior to maturity and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures") and from the cancellation in the first quarter of 1997 of a portion of the Revlon Worldwide Notes (see Note 10) as well as the write-off of the deferred financing costs associated with such cancellation. The extinguishment of borrowings under the 1996 Credit Agreement and the redemption of the Sinking Fund Debentures were financed by the proceeds from a new Products Corporation credit agreement which became effective in May 1997 (the "Credit Agreement"). The extraordinary item in the nine months ended September 30, 1996 resulted from the write-off in the first quarter of 1996 of deferred financing costs associated with the extinguishment of borrowings under the 1995 Credit Agreement prior to maturity with the net proceeds from the Revlon IPO and proceeds from the 1996 Credit Agreement.

(5)  BUSINESS CONSOLIDATIONS AND OTHER, NET

         In the third quarter of 1997, the Company recognized a net gain of approximately $1.0 on the sale of a factory in one of its International operations. Costs incurred in connection with the rationalization of this facility were recorded in the first quarter of 1997 when the building was determined to be held for sale. In the second quarter of 1997, the Company's retail subsidiary incurred business consolidation costs, including severance and other costs, in connection with the consolidation of certain warehouse, distribution and headquarter operations related to the merger with The Cosmetic Center, Inc. (See Note 6). In addition, in the first and second quarters of 1997, the Company incurred business consolidation costs in connection with the implementation of its business strategy to rationalize factory operations, primarily including severance and other related costs in certain International operations. These business consolidation costs were partially offset by an approximately $12.7 settlement of a claim in the second quarter of 1997. As of September 30, 1997, the balance of the business consolidation liability was approximately $18.3, which amount is included in accrued expenses and other and other long-term liabilities.

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

(6)  ACQUISITION

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, and The Cosmetic Center, Inc. ("CCI") completed the merger of PFC with and into CCI (the "Cosmetic Merger") with CCI (subsequent to the Cosmetic Merger, "Cosmetic Center") surviving the Cosmetic Merger. In the Cosmetic Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C common stock of Cosmetic Center constituting approximately 85.0% of the outstanding common stock. Accordingly, the Cosmetic Merger was accounted for as a reverse acquisition using the purchase method of accounting, so that PFC is considered the acquiring entity for accounting purposes even though Cosmetic Center is the surviving legal entity. The deemed purchase price paid for the acquisition was approximately $27.9 and the goodwill associated with the Cosmetic Merger was approximately $10.5. The company recognized a gain of $6.0 resulting from the sale of subsidiary stock pursuant to the Cosmetic Merger. The results of the Company for the period ended September 30, 1997 include the results of operations of Cosmetic Center since the effective date of the Cosmetic Merger.

         The results of cosmetic center as reflected in the accounts of the company (which, using the Company's basis of presentation, includes buying, occupancy and distribution costs in selling, general & administrative ("S,G&A") expenses) are as follows (for periods prior to april 25, 1997, only PFC's results are reported):


                                                 THREE MONTHS     NINE MONTHS
                                                    ENDED            ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                               --------------- ----------------
                                                1997    1996     1997     1996
                                               ------- -------  ------- -------
Net sales .....................................  $42.5   $20.0   $89.0   $49.0
Gross profit ..................................   15.9    10.3    35.4    24.6
Business consolidation costs ..................     --      --    (4.0)     --
Operating (loss) income .......................   (0.9)    0.9    (9.6)   (2.7)

         The following represents certain summary pro forma information as if the Cosmetic Merger had occurred at January 1, 1997. The summary pro forma information below combines the actual results of the Company (including Cosmetic Center after the Cosmetic Merger) and the results of CCI and PFC prior to the Cosmetic Merger and reflects increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Cosmetic Merger that would have been incurred had the Cosmetic Merger occurred on January 1, 1997. The summary pro forma information is not necessarily indicative of the results of operations of the Company had the Cosmetic Merger occurred at January 1, 1997, nor is it necessarily indicative of future results.

                                   NINE MONTHS ENDED
                                  SEPTEMBER 30, 1997
                                  ------------------
Net sales .......................      $1,724.4
Operating income ................         130.1
Loss before extraordinary item.           (53.6)


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

         The Credit Agreement is comprised of five senior secured facilities: a $115.0 initial term loan facility (the "Term Loan Facility"), an $85.0 deferred draw term loan facility (the "Deferred Draw Term Loan Facility" and, together with the Term Loan

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Facility, the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility" and together with the Term Loan Facility, the Deferred Draw Term Loan Facility, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and
(iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At September 30, 1997 Products Corporation had approximately $200.0 outstanding under the Term Loan Facilities, $217.4 outstanding under the Multi-Currency Facility, $36.5 outstanding under the Acquisition Facility and $34.3 outstanding under the Special LC Facility.


         The Credit Facilities (other than loans in foreign currencies) bear interest as of September 30, 1997 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1/4 of 1% (or 1.25% for Local Loans); or (B) the Eurodollar Rate plus 1.25%. Loans in foreign currencies bear interest as of September 30, 1997 at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 1.25%. The applicable margin is reduced (or increased, but not above 3/4 of 1% for Alternate Base Rate Loans not constituting Local Loans and 1.75% for other loans) in the event Products Corporation attains (or fails to attain) certain leverage ratios. Products Corporation pays the Lender a commitment fee as of September 30, 1997 of 3/8 of 1% of the unused portion of the Credit Facilities, subject to reduction (or increase, but not above 1/2 of 1%) based on attaining (or failing to attain) certain leverage ratios. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement. Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries (unless certain leverage ratios are attained) and (v) certain scheduled reductions in the case of the Term Loan Facilities, which will commence on May 31, 1998 in the aggregate amount of $1.0 annually over the remaining life of the Credit Agreement, and in the case of the Acquisition Facility, which will commence on December 31, 1999 in the amount of $25.0 and in the amounts of $60.0 during 2000, $90.0 during 2001 and $25.0 during 2002 (which reductions will be proportionately increased if the Acquisition Facility is increased). The Credit Agreement will terminate on May 30, 2002. The weighted average interest rates on the Term Loan Facilities and the Multi-Currency Facility were 7.1% and 6.3% per annum, respectively, as of September 30, 1997.

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, Revlon, Inc., Products Corporation and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by (i) mortgages on Holdings' Edison, New Jersey and Products Corporation's Phoenix, Arizona facilities; (ii) the capital stock of Products Corporation and its domestic subsidiaries, 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations, working capital lines and a subsidiary of Products Corporation's Yen-denominated credit agreement (the "Yen Credit Agreement").

         The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to the Company or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission ("Commission") filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its common stock in

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

connection with the delivery of such common stock to grantees under any stock option plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the market to satisfy matching obligations under an excess savings plan may not exceed $6.0 per annum, (iii) creating liens or other encumbrances on their assets or revenues, granting negative pledges or selling or transferring any of their assets except in the ordinary course of business, all subject to certain limited exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain minimum interest coverage and covenants which limit the leverage ratio of Products Corporation and the amount of capital expenditures.

(8)  COSMETIC CENTER CREDIT FACILITY

         In connection with the Cosmetic Merger, on April 25, 1997 Cosmetic Center entered into a loan and security agreement (the "Cosmetic Center Facility"). Cosmetic Center paid the then outstanding balance of $14.0 on CCI's former credit agreement with borrowings under the Cosmetic Center Facility. On April 28, 1997, Cosmetic Center used approximately $21.2 of borrowings under the Cosmetic Center Facility to fund the cash election associated with the Cosmetic Merger. The Cosmetic Center Facility, which expires on April 30, 1999, provides up to $70.0 of revolving credit tied to a borrowing base of 65% of Cosmetic Center's eligible inventory, as defined in the Cosmetic Center Facility. Borrowings under the Cosmetic Center Facility are secured by Cosmetic Center's accounts receivable and inventory and proceeds therefrom. Under the Cosmetic Center Facility, Cosmetic Center may borrow at the London Inter-Bank Offered Rate ("LIBOR") plus 2.25% or at the bank's prime rate plus 0.5%. Cosmetic Center also pays a commitment fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months, which is payable every three months. If Cosmetic Center terminates the Cosmetic Center Facility, Cosmetic Center is obligated to pay a prepayment penalty of $0.7 if the termination occurs before the first anniversary date of the Cosmetic Center Facility and $0.2 if the termination occurs after the first anniversary date. The Cosmetic Center Facility contains various restrictive covenants and requires Cosmetic Center to maintain a minimum tangible net worth and an interest coverage ratio. At September 30, 1997, Cosmetic Center had approximately $37.4 outstanding under the Cosmetic Center Facility.

(9)  CAPITAL CONTRIBUTION

         Effective July 1, 1997, Holdings contributed to Products Corporation substantially all of the assets and liabilities of the Bill Blass business not already owned by Products Corporation (the "Blass Business"). The contributed assets approximated the contributed liabilities and were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements were restated as if the contribution took place prior to the beginning of the earliest period presented. For the three months ended September 30, 1997 and 1996, the Blass Business' net sales were $0.6 and $0.6, respectively, and income (loss) before income taxes was $0.3 and ($0.1), respectively. For the nine months ended September 30, 1997 and 1996, the Blass Business' net sales were $1.2 and $1.5, respectively, and income before income taxes was $0.4 and $0.0, respectively.

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


(10)  PURCHASE OF THE REVLON WORLDWIDE NOTES

         During March 1997, $778.4 principal amount at maturity (accreted value of $694.0) of the Revlon Worldwide Notes was delivered to the Trustee under the indenture governing the Revlon Worldwide Notes (the "Revlon Worldwide Indenture") for cancellation. On April 2, 1997, funds were deposited in an irrevocable trust to effect the covenant defeasance of the remaining balance of $337.4 principal amount at maturity of the Revlon Worldwide Notes. At September 30, 1997, the accreted value of the Revlon Worldwide Notes was $319.8. In connection with the Revlon Worldwide Notes that were canceled, the Company recorded a capital contribution of $560.1 and recorded an extraordinary loss of $43.8, which included the write-off of deferred financing costs, in the first quarter of 1997.

         The covenant defeasance of the Revlon Worldwide Notes was effected on August 4, 1997, the 124th day following the deposit.

         Following the covenant defeasance, on August 5, 1997, Revlon Worldwide was merged with and into Revlon Worldwide (Parent), with Revlon Worldwide (Parent) surviving the Merger and changing its name to REV Holdings Inc. In connection with the Merger, the Company assumed the obligations of Revlon Worldwide under the Revlon Worldwide Notes and the Revlon Worldwide Indenture. Because of the effectiveness of the covenant defeasance, however, the Company may omit to comply with substantially all of its covenants and other obligations, other than payment (which will be made out of the irrevocable trust), under the Revlon Worldwide Indenture. As a result of the Merger, REV Holdings Inc. directly owns all of the shares of common stock of Revlon, Inc. that were owned by Revlon Worldwide and were pledged to secure the Revlon Worldwide Notes. Following the Merger, the Company pledged 20 million shares of Revlon, Inc. common stock to secure the indebtedness of the Company and the balance to secure the obligations of an affiliate (See Note 11).

(11)  ISSUANCE OF SENIOR SECURED DISCOUNT NOTES DUE 2001

         On March 5, 1997, the Company issued and sold $770.0 aggregate principal amount at maturity of its Senior Secured Discount Notes due 2001 (the "Old Notes"). The Old Notes were issued at a discount from their principal amount at maturity representing a yield to maturity of 10 3/4% per annum calculated from March 5, 1997. The Company filed a registration statement under the Securities Act of 1933, as amended, relating to an offer to exchange (the "Exchange Offer") the Old Notes for a like principal amount of notes (the
"New Notes") with substantially identical terms (the New Notes, together with the Old Notes, being the "Notes"), which registration statement became effective on July 9, 1997. The Exchange Offer expired on August 13, 1997, and substantially all of the Old Notes were exchanged for the New Notes. The indenture governing the Notes (the "Indenture") requires the Company to hold at all times a minimum percentage of common stock of Revlon, Inc. pledged to secure the Notes. In addition, the Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by the Company or Revlon, Inc. and the issuance of preferred stock by Revlon, Inc., (ii) the issuance of debt and preferred stock by Products Corporation and its subsidiaries, (iii) the payments of dividends on capital stock of the Company and its subsidiaries and the redemption of capital stock of the Company, (iv) the sale of assets and subsidiary stock, (v) transactions with affiliates and (vi) consolidations, mergers and transfers of all or substantially all of the Company's assets. The Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of qualifications which are set forth in the Indenture.

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
OVERVIEW

         The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company also operates retail and outlet stores and has a licensing group.

         The Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for the three months and nine months ended September 30, 1997 and 1996, respectively:

                 THREE MONTHS ENDED   NINE MONTHS ENDED
                   SEPTEMBER 30,        SEPTEMBER 30,
                 ------------------ ---------------------
                   1997*    1996*      1997*      1996*
                 -------- --------  ---------- ---------
Net sales:
 United States..   $389.0    $345.3   $1,015.8   $  899.2
 International..    234.5     226.4      673.0      655.6
                 --------  --------  ---------  ---------
                   $623.5    $571.7   $1,688.8   $1,554.8
                 ========  ========  =========  =========

         The following sets forth certain statements of operations data as a percentage of net sales for the three months and nine months ended September 30, 1997 and 1996, respectively:

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                              ---------------- ----------------
                                               1997*    1996*   1997*    1996*
                                              ------- -------  ------- -------
Cost of sales  ..............................   34.8%   33.8%    34.7%   33.3%
Gross profit  ...............................   65.2    66.2     65.3    66.7
Selling, general and administrative expenses.   53.9    54.8     57.0    58.8
Business consolidation costs and other, net .   (0.1)     --      0.5      --
Operating income ............................   11.4    11.4      7.8     7.9

* The results of Cosmetic Center, which are included in the Company's results, for the three months ended September 30, 1997 and 1996 were as follows: Net sales of $42.5 and $20.0, cost of sales of $26.6 and $9.7, S,G&A expenses of $16.8 and $9.4 and operating (loss) income of ($0.9) and $0.9. The results of Cosmetic Center, which are included in the Company's results, for the nine months ended September 30, 1997 and 1996 were as follows: Net sales of $89.0 and $49.0, cost of sales of $53.6 and $24.4, S,G&A expenses of $41.0 and $27.3 and operating losses of $9.6 and $2.7. The 1997 period includes business consolidation costs of $4.0.

         Excluding the results of Cosmetic Center, which are included in the Company's results, for the three months ended September 30, 1997 and 1996, the above percentages would have been, respectively: cost of sales of 32.8% and 33.3%, gross profit of 67.2% and 66.7%, S,G&A expenses of 55.0% and 55.1%, business consolidation costs and other, net, of (0.2)% and 0% and operating income of 12.4% and 11.6%. Excluding the results of Cosmetic Center, which are included in the Company's results, for the nine months ended September 30, 1997 and 1996, the above percentages would have been, respectively: cost of sales of 33.2% and 32.7%, gross profit of 66.8% and 67.3%, S,G&A expenses of 57.6% and 58.9%, business consolidation costs and other, net, of 0.3% and 0% and operating income of 8.9% and 8.4%.

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
Net sales

         Net sales were $623.5 and $571.7 for the third quarter of 1997 and 1996, respectively, an increase of $51.8, or 9.1% or 11.5% on a constant U.S. dollar basis, and were $1,688.8 and $1,554.8 for the nine months ended September 30, 1997 and 1996, respectively, an increase of $134.0, or 8.6% or 10.8% on a constant U.S. dollar basis, primarily as a result of successful new product introductions worldwide, increased demand in the United States, the impact of net sales of Cosmetic Center after April 25, 1997, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $389.0 for the third quarter of 1997 from $345.3 for the third quarter of 1996, an increase of $43.7, or 12.7%, and increased to $1,015.8 for the nine months ended September 30, 1997 from $899.2 for the nine months ended September 30, 1996, an increase of $116.6, or 13.0%. Net sales improved for the third quarter and nine months ended September 30, 1997, primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics and the inclusion of incremental net sales from Cosmetic Center after the Cosmetic Merger on April 25, 1997. Downward trends in the mass fragrance industry prompted the Company to de-emphasize new fragrance products and to continue its strategy of growing its core cosmetics business. Accordingly, the Company realized lower than expected sales and profits from its fragrance portfolio, which will continue in the fourth quarter. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased by double-digit growth rates, the Company's sales to its customers have been and may continue to be impacted by retail inventory balancing and reductions resulting from consolidation in the chain drugstore industry in the U.S. As a result, the ULTIMA II distribution expansion into select drug stores has been slower than expected and is delayed into the second half of 1998. However, results have been successful in those drug store doors which have begun offering the ULTIMA II franchise. Net sales comparisons were also impacted by the launch in the third quarter of 1996 of a professional product line which was not repeated this year and by lower sales at Cosmetic Center due to post Cosmetic Merger-related disruptions and the UPS strike in August 1997.

         Revlon brand color cosmetics continued as the number one brand in dollar market share in the self-select distribution channel with a share of 21.8% for the nine-months ended September 30, 1997 versus 21.6% for the comparable 1996 period. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1997, certain products launched during 1996) generated incremental net sales in the third quarter and nine months ended September 30, 1997, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY eye makeup and face products such as powder and blush, COLORSTAY HAIRCOLOR, launched in the third quarter of 1997, TOP SPEED nail enamel, launched in the third quarter of 1997, and launches of REVLON AGE DEFYING line extensions, the STREETWEAR collection, NEW COMPLEXION face makeup, LINE & SHINE lip makeup, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer and ALMAY TIME-OFF REVITALIZER.

         International. The International operation's net sales increased to $234.5 for the third quarter of 1997 from $226.4 for the third quarter of 1996, an increase of $8.1, or 3.6% on a reported basis or 9.7% on a constant U.S. dollar basis, and increased to $673.0 for the nine months ended September 30, 1997 from $655.6 for the nine months ended September 30, 1996, an increase of $17.4, or 2.7% on a reported basis or 7.9% on a constant U.S. dollar basis. Net sales improved for the third quarter and nine months ended September 30, 1997 principally as a result of increased distribution into the expanding self-select distribution channel, successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and the further development of new international markets, partially offset by sales lost in exiting the unprofitable demonstrator-assisted channel in Japan, less favorable economic conditions in several international markets, and, on a reported basis, the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta, the Italian lira and several other European currencies, the Australian dollar, the South African rand and the Japanese yen. New products such as COLORSTAY HAIRCOLOR and STREETWEAR were introduced in select international markets in the third quarter of 1997. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 1.4% to $99.4 for the third quarter of 1997 as compared to the third quarter of 1996, and increased by 2.1% to $298.9 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 15.5% to $90.9 for the third quarter of 1997 as compared to the third quarter of 1996, and increased by 11.1% to $244.5 for the nine months ended September 30, 1997 as compared to the nine months ended September 30,
1996); and the Far East (in which net

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

sales decreased by 11.1% to $44.2 for the third quarter of 1997 as compared to the third quarter of 1996, and decreased by 9.2% to $129.6 for the nine months ended September 30, 1997 as compared to the nine months ended September 30,
1996). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales on a constant U.S. dollar basis for the third quarter and nine months ended September 30, 1997 would have been at approximately the same level as those in the third quarter and nine months ended September 30, 1996.

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income (loss) before taxes were $30.2, $1.8 and ($0.3), respectively, for the third quarter of 1997 compared to $31.9, $6.0 and $4.6, respectively, for the third quarter of 1996 and were $95.9, $10.9 and $4.6, respectively, for the nine months ended September 30, 1997 compared to $96.7, $19.7 and $15.9, respectively, for the nine months ended September 30, 1996. Results of operations in Brazil for the 1997 periods were adversely impacted by competitive activity affecting the Company's toiletries business. In Mexico, operating results for the nine months ended September 30, 1997 and 1996 were adversely affected by the continued weakness of the Mexican economy.

 Cost of sales

         As a percentage of net sales, cost of sales was 34.8% for the third quarter of 1997 compared to 33.8% for the third quarter of 1996, and 34.7% for the nine months ended September 30, 1997 compared to 33.3% for the nine months ended September 30, 1996, respectively. The increase in cost of sales as a percentage of net sales is due primarily to factors which enhanced overall operating income including increased sales of the Company's higher cost enhanced-performance technology-based products, increased export sales and increased sales of lower margin products (such as those products sold by Cosmetic Center), and other factors including the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain International markets. These factors were partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. Excluding the results of Cosmetic Center, as a percentage of net sales, cost of sales would have been 32.8% for the third quarter of 1997 compared to 33.3% for the third quarter of 1996, and 33.2% for the nine months ended September 30, 1997 compared to 32.7% for the nine months ended September 30, 1996, respectively.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 53.9% for the third quarter of 1997, an improvement from 54.8% for the third quarter of 1996, and 57.0% for the nine months ended September 30, 1997, an improvement from 58.8% for the nine months ended September 30, 1996. S,G&A expenses other than advertising expense, as a percentage of net sales, improved to 37.2% for the third quarter of 1997 compared with 37.9% for the third quarter of 1996 and improved to 40.7% for the nine months ended September 30, 1997 compared with 42.5% for the nine months ended September 30, 1996, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs for the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotions in the third quarter and nine months ended September 30, 1997 compared with the comparable 1996 periods to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising expense increased by 8.1% to $104.5, or 16.8% of net sales, for the third quarter of 1997 from $96.7, or 16.9% of net sales, for the third quarter of 1996 and increased by 8.8% to $275.9, or 16.3% of net sales, for the nine months ended September 30, 1997 from $253.5, or 16.3% of net sales, for the nine months ended September 30, 1996.

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

Business consolidation costs and other, net

         In the third quarter of 1997, the Company recognized a net gain of approximately $1.0 on the sale of a factory in one of its International operations. Costs incurred in connection with the rationalization of this facility were recorded in the first quarter of 1997 when the building was determined to be held for sale. In the second quarter of 1997, Cosmetic Center incurred business consolidation costs, including severance and other costs in connection with the Cosmetic Merger and the consolidation of certain warehouse, distribution and headquarter operations. In addition, in the first and second quarters of 1997, the Company incurred business consolidation costs in connection with the implementation of its business strategy to rationalize factory operations, primarily including severance and other related costs in certain International operations. These business consolidation costs were partially offset by an approximately $12.7 settlement of a claim in the second quarter of 1997. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future. A facility relating to the International operation is held for sale, and the Company believes it may realize a gain upon any such sale based upon current estimated market values.

 Operating income

         As a result of the foregoing, operating income increased by $6.3, or 9.7%, to $71.2 for the third quarter of 1997 from $64.9 for the third quarter of 1996 and increased by $8.3, or 6.7%, to $132.2 for the nine months ended September 30, 1997 from $123.9 for the nine months ended September 30, 1996.

 Other expenses/income

         Interest expense was $56.6 for the third quarter of 1997 compared to $60.8 for the third quarter of 1996 and $176.0 for the nine months ended September 30, 1997 compared to $178.6 for the nine months ended September 30, 1996. The decrease in interest expense for the third quarter and nine months ended September 30, 1997 as compared to the corresponding 1996 periods is primarily due to the cancellation of the Revlon Worldwide Notes and lower interest rates under the Credit Agreement and lower interest expense under the New Notes partially offset by higher average outstanding borrowings under the Credit Agreement.

         Interest and net investment income was $5.5 for the third quarter of 1997 compared to $0.3 for the third quarter of 1996 and $13.6 for the nine months ended September 30, 1997 compared to $2.3 for the nine months ended September 30, 1996. The increase in interest and net investment income was primarily due to the interest income recognized on marketable securities that were purchased by the Company and deposited in an irrevocable trust to effect the covenant defeasance of the remaining Revlon Worldwide Notes not previously delivered to the Trustee for cancellation.

         Gain on sale of subsidiary stock of $6.3 in the nine months ended September 30, 1997 resulted primarily from the Cosmetic Merger. A gain on sale of subsidiary stock of $187.8 was recognized in the first quarter of 1996 as a result of the Revlon IPO.

         Foreign currency losses, net, were $2.4 for the third quarter of 1997 compared to $1.9 for the third quarter of 1996 and $5.2 for the nine months ended September 30, 1997 compared to $5.7 for the nine months ended September 30, 1996. The increase in foreign currency losses in the third quarter of 1997 as compared to the third quarter of 1996 resulted primarily from the strengthening of the U.S. dollar versus certain currencies in the Far East. The reduction for the nine months ended September 30, 1997 as compared to the corresponding 1996 period resulted primarily from the stabilization of the Venezuelan bolivar versus the devaluation which occurred during the nine months ended September 30, 1996 partially offset by the strengthening of the U.S. dollar versus certain currencies in the Far East and most European currencies.

Provision for income taxes

         The provision for income taxes was $0.2 and $5.8 for the third quarter of 1997 and 1996, respectively, and $9.2 and $18.7 for the nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily attributable to the implementation of tax planning involving the utilization of net operating loss carryforwards in certain International operations and benefits from net operating loss carryforwards domestically.

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

Extraordinary item

         The extraordinary item in the nine months ended September 30, 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the extinguishment of borrowings under the 1996 Credit Agreement prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's Sinking Fund Debentures and from the cancellation in the first quarter of 1997 of a portion of the Revlon Worldwide Notes as well as the write-off of the deferred financing costs associated with such cancellation. The extraordinary item in the nine months ended September 30, 1996 resulted from the write-off in the first quarter of 1996 of deferred financing costs associated with the extinguishment of borrowings under the 1995 Credit Agreement prior to maturity with the net proceeds from the Revlon IPO and proceeds from the 1996 Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $109.8 and $148.0 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net cash used for operating activities for the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996 resulted primarily from higher operating income and improved working capital management, partially offset by increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel.

         Net cash used for investing activities was $401.7 and $39.8 for the nine months ended September 30, 1997 and 1996, respectively. Net cash used for investing activities for the nine months ended September 30, 1997 consisted of the purchase of marketable securities that were deposited in an irrevocable trust to effect the covenant defeasance of the remaining Revlon Worldwide Notes not previously delivered to the Trustee for cancellation, cash paid in connection with the cash election pursuant to the Cosmetic Merger, capital expenditures and the acquisition in the third quarter of a South American hair care manufacturer and its distributor. Net cash used for investing activities for the 1996 period consisted entirely of capital expenditures.

         Net cash provided by financing activities was $513.9 and $173.1 for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities for the nine months ended September 30, 1997 included cash drawn under the 1996 Credit Agreement, the Credit Agreement and Cosmetic Center's Facility and net proceeds from the issuance of the New Notes, partially offset by the purchase of the Revlon Worldwide Notes, repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to the Credit Agreement, the repayment of borrowings under the Yen Credit Agreement, repayment of borrowings under CCI's former credit agreement and the redemption of the Sinking Fund Debentures. Net cash provided by financing activities for the nine months ended September 30, 1996 included the net proceeds from the Revlon IPO, cash drawn under the 1995 Credit Agreement and under the 1996 Credit Agreement, partially offset by the repayment of borrowings under the 1995 Credit Agreement, the payment of fees and expenses related to the 1996 Credit Agreement and the repayment of borrowings under the Yen Credit Agreement.

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

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately (yen)4.3 billion as of September 30, 1997 (approximately $35.8 U.S. dollar equivalent as of September 30, 1997). In accordance with the terms of the Yen Credit Agreement, approximately (yen)539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately (yen)539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as amended and restated, approximately (yen)539 million (approximately $4.5 U.S. dollar equivalent as of September 30, 1997) is due in each of March 1998, 1999 and 2000 and (yen)2.7 billion (approximately $22.3 U.S. dollar equivalent as of September 30, 1997) is due on December 31, 2000.

         Products Corporation made an optional sinking fund payment of $13.5 and redeemed all of the outstanding $85.0 principal

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

amount Sinking Fund Debentures on July 15, 1997 with the proceeds of borrowings under the Credit Agreement. $9.0 aggregate principal amount of previously purchased Sinking Fund Debentures were used for the mandatory sinking fund payment due July 15, 1997.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of September 30, 1997.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. Various debt instruments and agreements contain certain provisions that by their terms limit REV Holdings Inc.'s and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1997 will be approximately $55, including approximately $10 for upgrades to the Company's management information systems. Pursuant to tax sharing agreements, REV Holdings Inc. and Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if REV Holdings Inc. or Revlon, Inc., as the case may be, were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. REV Holdings Inc. anticipates that, with respect to Revlon, Inc. as a result of net operating tax losses and prohibitions under the Credit Agreement, and with respect to REV Holdings Inc. as a result of the absence of business operations or a source of income of its own, no federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreements will be made for 1997.

         As of September 30, 1997, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December 2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR (5.781% per annum at October 28, 1997) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on September 30, 1997, a loss of approximately $1.8 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for the nine months ended September 30, 1997 was approximately $2.4. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $0.7 as of September 30, 1997. Although cash flow from the presently outstanding agreements was slightly positive for the nine months ended September 30, 1997, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to have break even cash flow from these agreements in 1997, although no assurances can be given that short-term interest rates will not rise above current levels. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Products Corporation enters into forward foreign exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. At September 30, 1997, Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $9.8 (U.S. dollar equivalent as of September 30, 1997). If Products Corporation had terminated these contracts on September 30, 1997, no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available subsidiary credit facilities and refinancings of existing subsidiary indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future, including debt service of its subsidiaries. However, there can be no assurance that cash flow will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as reducing or delaying

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

capital expenditures, restructuring subsidiary indebtedness, selling assets or operations, selling its equity securities, seeking capital contributions or loans from affiliates of the Company or selling additional shares of capital stock of Revlon, Inc. There can be no assurance that any of such actions could be effected, that they would enable the Company's subsidiaries to continue to satisfy their capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The Credit Agreement requires, subject to certain exceptions, that the proceeds of any public offering of capital stock by Revlon, Inc. be contributed to Products Corporation. The Company, as a holding company, will be dependent on distributions with respect to its approximately 83.1% indirect ownership interest in Revlon, Inc. from the net earnings generated by Products Corporation to pay its expenses and to pay the principal amount at maturity of the New Notes. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Senior Notes and the Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A common stock in connection with the delivery of such Class A common stock to grantees under the Revlon, Inc. 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

         The Revlon Worldwide Notes mature March 1998 and funds were deposited in an irrevocable trust to effect the covenant defeasance of the remaining $337.4 principal amount at maturity of the Revlon Worldwide Notes not previously delivered to the Trustee for cancellation. The covenant defeasance of the Revlon Worldwide Notes was effected on August 4, 1997, the 124th day following the deposit.

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

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended September 30, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to introduction of new products, future financial performance, including growth in net sales and earnings, cash flows from operations, improved results from business consolidations, the possibility of gains from dispositions of facilities held for sale, capital expenditures and the availability of funds from currently available credit facilities and refinancings of indebtedness, capital contributions or loans from affiliates, the sale of assets of the Company or additional shares of Revlon, Inc. and the sale of equity securities of REV Holdings Inc. Readers are urged to consider statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated" or "anticipates" and similar expressions to be uncertain and forward-looking. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products and reduced consumer demand for the Company's fragrances; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and development of new markets and difficulties or delays in introducing ULTIMA II into the self-select distribution channel; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell assets of the Company or additional shares of Revlon, Inc. or equity securities of REV Holdings Inc.; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax

                       REV HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (viii) difficulties or delays in realizing improved results from business consolidations and in realizing gains from the sale of certain facilities held for sale; and (ix) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers. The Company assumes no responsibility to update forward-looking information contained herein.

PART II - OTHER INFORMATION

(a)      EXHIBITS - NONE
------------------------

(b)      REPORTS ON FORM 8-K - NONE



                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REV HOLDINGS INC.
                               -----------------
                                   Registrant


By:/s/Irwin Engelman                   By:/s/Lawrence E. Kreider
   ------------------------------         ------------------------------------
      Irwin Engelman                         Lawrence E. Kreider
      Executive Vice President               Senior Vice President, Controller
      and Chief Financial Officer            and Chief Accounting Officer

Dated:  November 13, 1997