Form 10-Q
period 1998-09-30
REV HOLDINGS INC
filed 1998-11-17
CIK 1035678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR
  _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's common stock was 1,000 shares as of September 30, 1998, all of which were held by an affiliate of Mafco Holdings Inc.


                                Total Pages - 20

                       REV HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   SEPTEMBER 30, DECEMBER 31,
                                                     ASSETS            1998         1997
                                                                   ------------- ------------
                                                                    (Unaudited)
Current assets:
      Cash and cash equivalents .................................   $     35.6  $     37.4
      Trade receivables, less allowances of $26.7
           and $25.9, respectively ..............................        479.1       492.5
      Inventories ...............................................        309.7       260.7
      Prepaid expenses and other ................................         96.3        92.0
      Restricted marketable securities ..........................          -         334.0
                                                                    ----------  ----------
           Total current assets .................................        920.7     1,216.6
Property, plant and equipment, net ..............................        369.3       364.0
Other assets ....................................................        173.5       154.7
Intangible assets, net ..........................................        376.9       319.2
Net assets of discontinued operations ...........................         30.3        45.1
                                                                    ----------  ----------
           Total assets .........................................   $  1,870.7  $  2,099.6
                                                                    ==========  ==========

                         LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties .....................   $     45.6  $     42.7
      Current portion of long-term debt - third parties .........          5.2       334.8
      Accounts payable ..........................................        186.8       178.8
      Accrued expenses and other ................................        289.0       356.0
                                                                    ----------  ----------
           Total current liabilities ............................        526.6       912.3
Long-term debt - third parties ..................................      2,237.2     1,939.3
Long-term debt - affiliates .....................................         26.2        30.9
Other long-term liabilities .....................................        211.6       211.8

Stockholder's deficiency:
      Common Stock, par value $1.00 per share; 1,000
           shares authorized, issued and outstanding ............          -           -
      Capital deficiency ........................................       (408.8)     (408.8)
      Accumulated deficit since June 24, 1992 ...................       (685.7)     (562.2)
      Accumulated other comprehensive loss ......................        (36.4)      (23.7)
                                                                    ----------  ----------
           Total stockholder's deficiency .......................     (1,130.9)     (994.7)
                                                                    ----------  ----------
           Total liabilities and stockholder's deficiency .......   $  1,870.7  $  2,099.6
                                                                    ==========  ==========





      See Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                 -------------------   -----------------------
                                                                   1998       1997        1998         1997
                                                                 --------   --------   ----------   ----------

Net sales ...................................................    $  548.6   $  581.0   $  1,621.7   $  1,598.7
Cost of sales ...............................................       186.1      191.7        543.4        533.3
                                                                 --------   --------   ----------   ----------
     Gross profit ...........................................       362.5      389.3      1,078.3      1,065.4
Selling, general and administrative expenses ................       322.6      318.5        958.2        921.0
Business consolidation costs and other, net .................        (7.1)      (1.0)        (7.1)         4.4
                                                                 --------   --------   ----------   ----------

     Operating income .......................................        47.0       71.8        127.2        140.0
                                                                 --------   --------   ----------   ----------

Other expenses (income):
     Interest expense .......................................        48.3       55.8        156.1        174.5
     Interest and net investment income .....................        (1.4)      (5.8)        (7.6)       (14.5)
     Amortization of debt issuance costs ....................         2.0        2.7          6.9          9.1
     Foreign currency losses, net ...........................         1.9        2.4          4.7          5.2
     Miscellaneous, net .....................................         0.4        1.3          3.6          4.0
     Gain on the sale of subsidiary stock ...................         -         (0.1)        (2.6)        (0.3)
                                                                 --------   --------   ----------   ----------
          Other expenses, net ...............................        51.2       56.3        161.1        178.0
                                                                 --------   --------   ----------   ----------
(Loss) income from continuing operations
     before income taxes ....................................        (4.2)      15.5        (33.9)       (38.0)

(Benefit) provision for income taxes ........................        (0.7)       0.2          6.4          9.2
                                                                 --------   --------   ----------   ----------

(Loss) income from continuing operations ....................        (3.5)      15.3        (40.3)       (47.2)

Discontinued operations:
     Loss from discontinued operations ......................         -         (1.5)       (16.5)        (3.3)
     Loss on disposal of discontinued operations ............         -          -          (15.0)         -
                                                                 --------   --------   ----------   ----------
     Loss from discontinued operations ......................         -         (1.5)       (31.5)        (3.3)

Extraordinary items - early extinguishments of debt .........         -          -          (51.7)       (58.7)

                                                                 --------   --------   ----------   ----------
Net (loss) income ...........................................    $   (3.5) $    13.8   $   (123.5) $    (109.2)
                                                                 ========   ========   ==========   ==========



      See Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)

                                                                     ACCUMULATED
                                                                       OTHER
                                            CAPITAL     ACCUMULATED COMPREHENSIVE  COMPREHENSIVE
                                           DEFICIENCY     DEFICIT     LOSS (A)          LOSS
                                           ----------    --------   -------------  -------------
Balance, January 1, 1997 ................   $ (969.4)    $ (474.1)    $ (18.2)
     Net loss ...........................                  (109.2)                    $ (109.2)
     Net capital contribution ...........      560.6 (c)
     Currency translation adjustment ....                               (12.4)           (12.4)
                                            --------     --------     -------         --------
Balance, September 30, 1997 .............   $ (408.8)    $ (583.3)    $ (30.6)        $ (121.6)
                                            ========     ========     =======         ========


Balance, January 1, 1998 ................   $ (408.8)    $ (562.2)    $ (23.7)
     Net loss ...........................                  (123.5)                    $ (123.5)
     Revaluation of marketable securities                                (2.4)            (2.4)
     Currency translation adjustment ....                               (10.3)(b)        (10.3) (b)
                                            --------     --------     -------         --------
Balance, September 30, 1998 .............   $ (408.8)    $ (685.7)    $ (36.4)        $ (136.2)
                                            ========     ========     =======         ========






-------------------------------------------------

 (a) Accumulated other comprehensive loss includes a revaluation of marketable securities of $2.4 for the nine months ended September 30, 1998, currency translation adjustments of $29.5 and $18.2 as of September 30, 1998 and 1997, respectively, and adjustments for the minimum pension liability of $4.5 and $12.4 as of September 30, 1998 and 1997, respectively.

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



      See Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                            1998        1997
                                                                               ----------  ----------
Net loss ...................................................................   $   (123.5) $   (109.2)
Adjustments to reconcile net loss to net cash (used for)
      provided by operating activities:
     Depreciation and amortization .........................................         83.6        78.6
     Gain on sale of business interests and certain
          fixed assets, net ................................................         (7.1)       (1.0)
     Amortization of debt discount .........................................         52.8        75.3
     Loss from discontinued operations .....................................         31.5         3.3
     Extraordinary items ...................................................         51.7        58.7
     Gain on issuance of subsidiary stock ..................................         (2.6)       (0.3)
     Change in assets and liabilities:
          Decrease (increase) in trade receivables .........................         14.2       (36.9)
          Increase in inventories ..........................................        (50.5)      (43.8)
          Increase in prepaid expenses and other current assets ............         (5.8)       (2.8)
          Increase (decrease) in accounts payable ..........................          3.0       (12.1)
          Decrease in accrued expenses and other current liabilities .......        (76.4)      (49.3)
          Other, net .......................................................        (67.2)      (67.4)
                                                                               ----------  ----------
Net cash used for operating activities .....................................        (96.3)     (106.9)
                                                                               ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................................        (40.5)      (27.8)
Proceeds from the sale of certain fixed assets .............................         13.7         2.5
Proceeds from the sale of marketable securities, net .......................        337.4         -
Acquisition of businesses, net of cash acquired ............................        (57.6)      (33.7)
Purchase of marketable securities ..........................................          -        (319.6)
                                                                               ----------  ----------
Net cash provided by (used for) investing activities .......................        253.0      (378.6)
                                                                               ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties ......................          1.3         2.5
Proceeds from the issuance of long-term debt - third parties ...............      1,178.9     1,186.7
Repayment of long-term debt - third parties ................................     (1,299.2)     (681.1)
Net proceeds from issuance of subsidiary common stock ......................          1.1         0.2
Proceeds from the issuance of debt - affiliates ............................        105.9        91.1
Repayment of debt - affiliates .............................................       (111.1)      (90.6)
Net contribution from parent ...............................................          -           0.5
Payment of debt issuance costs .............................................        (16.5)      (18.7)
                                                                               ----------  ----------
Net cash (used for) provided by financing activities .......................       (139.6)      490.6
                                                                               ----------  ----------
Effect of exchange rate changes on cash and cash equivalents ...............         (2.0)       (1.3)
Net cash used for discontinued operations ..................................        (16.9)       (2.8)
                                                                               ----------  ----------
     Net (decrease) increase in cash and cash equivalents ..................         (1.8)        1.0
     Cash and cash equivalents at beginning of period ......................         37.4        35.1
                                                                               ----------  ----------
     Cash and cash equivalents at end of period ............................   $     35.6  $     36.1
                                                                               ==========  ==========
Supplemental schedule of cash flow information: Cash paid for:
          Interest .........................................................   $    116.2  $    108.6
          Income taxes, net of refunds .....................................          9.8         8.8
Supplemental schedule of noncash investing and financing activities:
     Liabilities assumed in connection with business acquisitions (including discontinued operations):
          Fair value of assets acquired ....................................   $     74.5  $    129.4
          Cash paid ........................................................        (57.6)      (57.7)
                                                                               ----------  ----------
          Liabilities assumed ..............................................   $     16.9  $     71.7
                                                                               ==========  ==========
     Noncash contribution from indirect parent to cancel the
          Revlon Worldwide Notes ...........................................   $      -    $    560.1


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

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The financial information contained in this Quarterly Report on Form 10-Q reflects the treatment of The Cosmetic Center, Inc. ("CCI") as a discontinued operation (see Note 6).

         The Company recognizes gains and losses on sales of subsidiary stock in its Statements of Operations.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the nine months ended September 30, 1998 and 1997, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $48.4 and $38.7, respectively, and such amounts were deferred.

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The components of comprehensive income (loss) are comprised of net income (loss), changes in the currency translation adjustment, adjustments for minimum pension liability and changes in the valuation of marketable securities.

         During 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain development costs of software to be used internally. The adoption of this statement did not have a material effect on the Company's financial condition or results of

                      REV HOLDINGS INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

operations.

(2)  INVENTORIES

                                                   SEPTEMBER 30,           DECEMBER 31,
                                                       1998                    1997
                                                   -------------           --------------
             Raw materials and supplies.......       $     97.1              $      82.6
             Work-in-process..................             21.5                     14.9
             Finished goods...................            191.1                    163.2
                                                   -------------           --------------
                                                     $    309.7              $     260.7
                                                   =============           ==============


(3)  LONG-TERM DEBT

         (a) On February 2, 1998, Revlon Escrow Corp. ("Revlon Escrow"), an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and $250.0 aggregate principal amount of 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes" and, together with the 8 5/8% Notes, the "Notes"), with the net proceeds of approximately $886 deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemption by Products Corporation of $555.0 aggregate principal amount of its 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260.0 aggregate principal amount of its 9 3/8% Senior Notes due 2001 (the "Senior Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). In connection with the redemptions of the Senior Subordinated Notes and the Senior Notes, the Company recorded an extraordinary loss of $51.7 in the first half of 1998 resulting primarily from the write-off of deferred financing costs and payment of call premiums on the Senior Subordinated Notes and the Senior Notes. On May 7, 1998, substantially all of the Notes were exchanged for registered notes with substantially identical terms (the Notes and the registered exchange notes shall each be referred to as the Notes).

         The 8 5/8% Notes are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the 9 1/2% Senior Notes due 1999 (the "1999 Notes") until the maturity or earlier retirement thereof, the 9% Notes (as defined in Note 8), the 8 1/8% Notes and the indebtedness under the credit agreement which became effective in May 1997 (as subsequently amended, the "Credit Agreement"), (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

         The 8 1/8% Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 9% Notes and the indebtedness under the Credit Agreement, and senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

                      REV HOLDINGS INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

(4)  BUSINESS CONSOLIDATION COSTS AND OTHER, NET

         In the third quarter of 1998 the Company recognized a gain of approximately $7.1 on the sale of the wigs and hairpieces portion of its U.S. operation. In connection with the business consolidation costs and other, net, recorded in 1997, the Company made cash payments for severance of $5.3 and cash payments for other business consolidation costs of $1.7 during the nine months ended September 30, 1998, which payments reduced accrued expenses and other as of September 30, 1998. As of September 30, 1998, the unpaid balance of the business consolidation costs included in accrued expenses and other was $4.0.

(5)  ACQUISITIONS

         During the second quarter of 1998, the Company consummated acquisitions for a combined purchase price of approximately $62.6, with resulting goodwill recorded under the purchase method of $63.7.

(6)  DISCONTINUED OPERATIONS

         In the second quarter of 1998, the Company determined to exit the retail and outlet store business comprised of its 85% ownership interest in CCI and recorded an estimated loss on disposal of $15.0. The results of operations of CCI have been reported as a discontinued operation and, accordingly, all prior periods have been restated. The net assets of CCI included in the accompanying unaudited consolidated condensed balance sheets consist primarily of inventory and intangible assets, offset by third party debt, minority interest and a reserve for estimated loss on disposal.

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

(7)  Geographic Segments

         The Company manages its business on the basis of one reportable segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by such factors and by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.5% and 5.2% of the Company's net sales for the third quarter of 1998 and 1997, respectively, and 5.6% and 6.0% of the Company's net sales for the nine months ended September 30, 1998 and 1997, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
GEOGRAPHIC AREAS:                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                      ---------------------------------       ----------------------------------
       Net sales:                                          1998               1997                 1998                1997
                                                      --------------     --------------       --------------      --------------
            United States........................  $            332.9  $           346.5    $           954.7    $          925.7
            International........................               215.7              234.5                667.0               673.0
                                                      ---------------     --------------       --------------      --------------
                                                   $            548.6  $           581.0    $         1,621.7    $        1,598.7
                                                      ===============     ==============       ==============      ==============

                                                      SEPTEMBER 30,      DECEMBER 31,
       Long-lived assets:                                 1998               1997
                                                      --------------     --------------
            United States........................  $            636.0  $           557.4
            International........................               283.7              280.5
                                                      ---------------     --------------
                                                   $            919.7  $           837.9
                                                      ==============     ==============

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                      ---------------------------------       ----------------------------------
CLASSES OF SIMILAR PRODUCTS:                               1998               1997                 1998                1997
                                                      --------------     --------------       --------------      --------------
       Net sales:
            Cosmetics, skin care and fragrances..  $            324.4  $           351.2    $           982.9    $          970.6
            Personal care and professional.......               224.2              229.8                638.8               628.1
                                                      ---------------     --------------       --------------      --------------
                                                   $            548.6  $           581.0    $         1,621.7    $        1,598.7
                                                      ===============     ==============       ==============      ==============


(8) SUBSEQUENT EVENT

         On November 6, 1998, Products Corporation issued and sold in a private placement $250.0 aggregate principal amount of 9% Senior Notes due 2006 (the "9% Notes"), receiving net proceeds of $247.2. Products Corporation will use $200.0 of the net proceeds from the sale of the 9% Notes to refinance the 1999 Notes, including through open market purchases. Products Corporation intends to use the balance of the net proceeds for general corporate purposes, including to temporarily reduce indebtedness under the working capital lines under the Credit Agreement. Pending the refinancing of the 1999 Notes, such net proceeds will be retained by Products Corporation and a portion of such proceeds will be used to temporarily reduce indebtedness under the working capital lines under the Credit Agreement and under other short-term facilities. Accordingly, the Company has classified the 1999 Notes as "Long-term debt-third parties" in its consolidated condensed balance sheet as of September 30, 1998.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for the three months and nine months ended September 30, 1998 and 1997, respectively:

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                          --------------------------------     -----------------------------------
 Net sales:                                                    1998              1997                1998                 1997
                                                          --------------     -------------     ----------------       ------------
      United States................................     $       332.9       $     346.5      $       954.7          $     925.7
      International................................             215.7             234.5              667.0                673.0
                                                          --------------     -------------     ----------------       ------------
                                                        $       548.6       $     581.0      $     1,621.7          $   1,598.7
                                                          ==============     =============     ================       ============

         The following sets forth certain statements of operations data as a percentage of net sales for the three months and nine months ended September 30, 1998 and 1997, respectively:


                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                          --------------------------------     -----------------------------------
                                                               1998              1997                1998                 1997
                                                          --------------     -------------     ----------------       ------------
      Cost of sales.................................             33.9%             33.0%              33.5%                33.4%
      Gross profit..................................             66.1              67.0               66.5                 66.6
      Selling, general and administrative
           expenses ("S,G&A").......................             58.8              54.8               59.1                 57.6
      Business consolidation costs and other, net...             (1.3)             (0.2)              (0.4)                 0.3
      Operating income..............................              8.6              12.4                7.8                  8.7


 NET SALES

         Net sales were $548.6 and $581.0 for the third quarters of 1998 and 1997, respectively, a decrease of $32.4, or 5.6% (or 3.5% on a constant U.S. dollar basis), and were $1,621.7 and $1,598.7 for the nine months ended September 30, 1998 and 1997, respectively, an increase of $23.0, or 1.4% (or 4.0% on a constant U.S. dollar basis).

         United States. The United States operation's net sales were $332.9 for the third quarter of 1998 compared to $346.5 for the third quarter of 1997, a decrease of $13.6, or 3.9%, and were $954.7 for the nine months ended September 30, 1998 compared to $925.7 for the nine months ended September 30, 1997, an increase of $29.0, or 3.1%. The increase in net sales for the nine months ended September 30, 1998 reflects an increase in net sales for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, partially offset by a decline in net sales in the third quarter of 1998 as compared to the third quarter of 1997. For the six months ended June 30, 1998, net sales increased as compared to the comparable 1997 period as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. Factors affecting the U.S. business in the third quarter of 1998 include a slowdown in the rate of growth in the mass market color cosmetics category, a greater than expected seasonal flattening of share and delays in some product introductions. Additionally, net sales for the third quarter of 1998 and for the nine months ended September 30, 1998 were impacted by reduced purchases by some retailers,

                       REV HOLDINGS INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


particularly chain drugstores, resulting from inventory systems upgrades and inventory reductions following several recent business combinations. The foregoing factors were partially offset by improvements in net sales of products in the Company's Almay and Ultima franchises. The Company expects retail inventory balancing and reductions to continue to affect sales in the fourth quarter of 1998 and in 1999.

         REVLON brand color cosmetics continued as the number one brand in dollar market share in the U.S. self-select distribution channel. New product introductions (including, in 1998, certain products launched during 1997) generated incremental net sales in the third quarter and nine months ended September 30, 1998, principally as a result of launches of TOP SPEED nail enamel (which benefited the nine-month period), MOISTURESTAY lip makeup, products in the NEW COMPLEXION line, COLORSTAY shampoo, ALMAY STAY SMOOTH ANTI-CHAP lip makeup, ALMAY AMAZING SHEER makeup, products in the ALMAY ONE COAT collection and products in the ULTIMA II BEAUTIFUL NUTRIENT and ULTIMA II FULL MOISTURE lipcolor lines.

         International. The International operation's net sales were $215.7 for the third quarter of 1998 compared to $234.5 for the third quarter of 1997, a decrease of $18.8, or 8.0%, on a reported basis (or a decrease of 2.9% on a constant U.S. dollar basis) and were $667.0 for the nine months ended September 30, 1998 compared to $673.0 for the nine months ended September 30, 1997, a decrease of $6.0, or 0.9%, on a reported basis (an increase of 5.1% on a constant U.S. dollar basis). The decrease in net sales for the nine months ended September 30, 1998 on a reported basis and the increase in net sales for the nine months ended September 30, 1998 on a constant U.S. dollar basis reflects an increase in net sales for the six months ended June 30, 1998 compared to the comparable 1997 period offset by a decline in net sales in the third quarter of 1998 as compared to the third quarter of 1997. For the six months ended June 30, 1998, net sales increased as compared to the comparable 1997 period as a result of increased distribution, including through acquisitions, and successful new product introductions in several markets partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against most foreign currencies and unfavorable economic conditions in several international markets. The aggregate effect of the weak international economic environment impacted results in the third quarter of 1998 by restraining consumer and trade demand outside the U.S., particularly in South America and the Far East, as well as Russia and other developing economies. The Company's International performance also was affected (on a reported basis) in the third quarter of 1998 by the unfavorable effect of a stronger U.S. dollar against most foreign currencies. During the nine months ended September 30, 1998, the Company introduced new products such as MOISTURESTAY lip makeup and TOP SPEED nail enamel in selected international markets. The International operation's sales are divided into three geographic regions. In Europe, which is comprised of Europe, the Middle East and Africa, net sales decreased by 8.1% on a reported basis to $91.3 for the third quarter of 1998 as compared to the third quarter of 1997 (or a decrease of 6.0% on a constant U.S. dollar basis), and decreased by 0.5% to $297.4 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 (an increase of 3.9% on a constant U.S. dollar basis). In the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 0.3% on a reported basis to $91.2 for the third quarter of 1998 as compared to the third quarter of 1997 (or an increase of 5.0% on a constant U.S. dollar basis), and increased by 8.3% on a reported basis to $264.9 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 (or an increase of 13.2% on a constant U.S. dollar basis). The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties, including the weak international economic environment referred to above. In Brazil, net sales were $30.1 and $30.2 for the third quarter of 1998 and 1997, respectively, a decrease of $0.1, or 0.3%, on a reported basis (an increase of 7.1% on a constant U.S. dollar basis) and were $91.3 and $95.9 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $4.6, or 4.8%, on a reported basis (an increase of 2.1% on a constant U.S. dollar basis). On a constant U.S. dollar basis, net sales in Brazil increased as a result of increased sales of the Company's value priced COLORAMA haircare and cosmetics brands. On a reported basis, net sales were adversely affected by the stronger U.S. dollar against the Brazilian real. In the Far East, net sales decreased by 24.9% on a reported basis to $33.2 for the third quarter of 1998 as compared to the third quarter of 1997 (or a decrease of 11.7% on a constant U.S. dollar basis), and decreased by 19.2% to $104.7 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 (or a decrease of 7.4% on a constant U.S. dollar basis). Net sales in the International operation were, and may continue to be, adversely impacted by generally weak economic conditions and competitive activities in certain markets.

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

 Cost of sales

         As a percentage of net sales, cost of sales was 33.9% for the third quarter of 1998 compared to 33.0% for the third quarter of 1997, and 33.5% for the nine months ended September 30, 1998 compared to 33.4% for the nine months ended September 30, 1997. The increase in cost of sales as a percentage of net sales for the third quarter and nine months ended September 30, 1998 compared to the comparable 1997 periods is due to changes in product mix and the effect of weaker local currencies on the cost of imported purchases as well as the effect of lower net sales. These factors were partially offset by the benefits of more efficient global production and purchasing.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 58.8% for the third quarter of 1998 compared to 54.8% for the third quarter of 1997, and 59.1% for the nine months ended September 30, 1998 compared to 57.6% for the nine months ended September 30, 1997. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, were 40.3% for the third quarter of 1998 compared to 36.8% for the third quarter of 1997, and 41.1% for the nine months ended September 30, 1998 compared to 40.3% for the nine months ended September 30, 1997. The increase in S,G&A expenses other than advertising and consumer-directed promotion expenses as a percentage of net sales was due primarily to the effects of lower than expected sales relative to generally constant S,G&A expenses. The Company increased advertising and consumer-directed promotion expenditures for the nine months ended September 30, 1998 compared with the comparable 1997 period to support existing product lines, new product launches and increased distribution in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses as a percentage of net sales were 18.5%, or $101.4, for the third quarter of 1998 compared to 18.0%, or $104.5, for the third quarter of 1997, and were 18.0%, or $291.9, for the nine months ended September 30, 1998 compared to 17.3%, or $275.9, for the nine months ended September 30, 1997.

 Business consolidation costs and other, net

         In the third quarter of 1998 the Company recognized a gain of approximately $7.1 on the sale of the wigs and hairpieces portion of its U.S. operation. In 1997 the Company incurred business consolidation costs in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance and other related costs in certain International operations. Such costs were partially offset by an approximately $12.7 settlement of a claim in the second quarter of 1997. In the third quarter of 1997, the Company recognized a net gain of approximately $1.0 on the sale of a factory in one of its International operations.

 Operating income

         As a result of the foregoing, operating income decreased by $24.8, or 34.5%, to $47.0 for the third quarter of 1998 from $71.8 for the third quarter of 1997 and decreased by $12.8, or 9.1%, to $127.2 for the nine months ended September 30, 1998 from $140.0 for the nine months ended September 30, 1997.

 Other expenses/income

         Interest expense was $48.3 for the third quarter of 1998 compared to $55.8 for the third quarter of 1997 and $156.1 for the nine months ended September 30, 1998 compared to $174.5 for the nine months ended September 30, 1997. The decrease in interest expense as compared to the comparable 1997 periods is due to the cancellation of the Revlon Worldwide Notes, lower interest expense under the Senior Secured Discount Notes and lower interest rates, partially offset by higher average outstanding borrowings under the Credit Agreement.

         Interest and net investment income was $1.4 for the third quarter of 1998 compared to $5.8 for the third quarter of 1997 and $7.6 for the nine months ended September 30, 1998 compared to $14.5 for the nine months ended September 30, 1997. Interest and net investment income consists primarily of interest income recognized on marketable securities that were purchased by the Company and deposited in an irrevocable trust to effect the covenant defeasance of the remaining Revlon Worldwide Notes not previously delivered to the Trustee for cancellation.

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

         Foreign currency losses, net, were $1.9 for the third quarter of 1998 compared to $2.4 for the third quarter of 1997 and $4.7 for the nine months ended September 30, 1998 compared to $5.2 for the nine months ended September 30, 1997. The foreign currency losses for the third quarter and the nine months ended September 30, 1998 were comprised primarily of losses in several markets in Latin America. The losses in the 1997 comparable periods were comprised primarily of losses in several markets in Europe and the Far East.

 (Benefit) provision for income taxes

         The (benefit) provision for income taxes was $(0.7) and $0.2 for the third quarters of 1998 and 1997, respectively, and $6.4 and $9.2 for the nine months ended September 30, 1998 and 1997, respectively. The change for the third quarter of 1998 and the nine months ended September 30, 1998 as compared to the comparable 1997 periods was primarily attributable to lower taxable income in the 1998 periods.

 Discontinued operations

         In the second quarter of 1998, the Company determined to exit the retail and outlet store business comprised of its 85% ownership interest in CCI and recorded an estimated loss on disposal of $15.0. (Loss) income from discontinued operations was $(16.5) and $(3.3) for the nine months ended September 30, 1998 and 1997, respectively. The 1997 periods include a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., then a wholly owned subsidiary of Products Corporation, with and into CCI on April 25, 1997, partially offset by related business consolidation costs of $4.0. The 1998 period includes the Company's share of a non-recurring charge of $10.5 taken by CCI primarily related to inventory and severance. The Company is evaluating preliminary proposals received in the second week of November for possible disposition of its interest in CCI which, if consummated, could result in a loss on disposal in excess of the Company's estimate. No decision has been reached as to the acceptability or feasibility of any such proposals and, based on facts currently available, the Company is unable to determine the likely incremental loss that would result from consummation of any such proposals.

 Extraordinary items

         The extraordinary item of $51.7 in the 1998 period resulted from the write-off of deferred financing costs and payment of call premiums associated with the redemption of the Senior Notes and the Senior Subordinated Notes. The extraordinary item of $14.9 in the second quarter of 1997 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the credit agreement in effect at that time (the "1996 Credit Agreement") prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures"). The extraordinary item of $43.8 in the first quarter of 1997 resulted from the cancellation of a portion of the Revlon Worldwide Notes and the write-off of the deferred financing costs associated with such cancellation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $96.3 and $106.9 for the nine months ended September 30, 1998 and 1997, respectively. The improvement in net cash used for operating activities for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997 resulted primarily from improved working capital management.

         Net cash provided by (used for) investing activities was $253.0 and $(378.6) for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by investing activities for the nine months ended
September 30, 1998 includes proceeds from the sale of marketable securities that were used to repay the remaining Revlon Worldwide Notes upon their maturity, proceeds from the sale of the wig and hairpieces portion of the Company's U.S. operation and certain fixed assets, partially offset by cash paid in connection with acquisitions and capital expenditures. Net cash (used for) investing activities for the nine months ended September 30, 1997 consisted of the purchase of marketable securities that were deposited in a irrevocable trust to effect the covenant defeasance of the remaining Revlon Worldwide Notes not previously delivered to the Trustee for cancellation, cash paid in connection with acquisitions and capital expenditures.

         Net cash (used for) provided by financing activities was $(139.6) and $490.6 for the nine months ended September 30, 1998 and 1997, respectively. Net cash (used for) financing activities for the nine months ended September 30, 1998 included the repayment of the remaining portion of the Revlon Worldwide Notes, the payment of fees and expenses related to the issuance of the Notes, the redemption of the Senior Subordinated Notes and the Senior Notes, and the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement") partially offset by proceeds from the issuance of the Notes and cash

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

drawn under the Credit Agreement. During the second and third quarters of 1998, the Company loaned $5.0 and $2.0, respectively, to CCI to assist it with liquidity needs and its new business strategy. Net cash provided by financing activities for the nine months ended September 30, 1997 included cash drawn under the 1996 Credit Agreement, the Credit Agreement and net proceeds from the issuance of the Senior Secured Discount Notes partially offset by the purchase of the Revlon Worldwide Notes delivered to the Trustee for cancellation, repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to the Credit Agreement, the repayment of borrowings under the Yen Credit Agreement and the redemption of the Sinking Fund Debentures.

         On November 6, 1998, Products Corporation issued and sold $250.0 aggregate principal amount of 9% Notes in a private placement, receiving net proceeds of $247.2. Products Corporation will use $200.0 of the net proceeds from the sale of the 9% Notes to refinance the 1999 Notes, including through open market purchases. Products Corporation intends to use the balance of the net proceeds for general corporate purposes, including to temporarily reduce indebtedness under the working capital lines under the Credit Agreement. Pending the refinancing of the 1999 Notes, such net proceeds will be retained by Products Corporation and a portion of such proceeds will be used to temporarily reduce indebtedness under the working capital lines under the Credit Agreement and under other short-term facilities. Pursuant to a registration agreement, Products Corporation is required subject to certain exceptions to file a registration statement on or before December 21, 1998 with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange the 9% Notes for registered notes with substantially identical terms and is required subject to certain exceptions to consummate such exchange offer on or before June 4, 1999.

         The 9% Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Notes (the "9% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 8 1/8% Notes and the indebtedness under the Credit Agreement, and senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 9% Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

         The 9% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after November 1, 2002 at the redemption prices set forth in the 9% Notes Indenture. In addition, at any time prior to November 1, 2001, Products Corporation may redeem up to 35% of the aggregate principal amount of the 9% Notes originally issued at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and to the extent Products Corporation receives, the net cash proceeds of one or more Public Equity Offerings (as defined in the 9% Notes Indenture), provided that at least $162.5 aggregate principal amount of the 9% Notes remains outstanding immediately after the occurrence of each such redemption.

         Upon a Change in Control (as defined in the 9% Notes Indenture), Products Corporation will have the option to redeem the 9% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption plus the Applicable Premium (as defined in the 9% Notes Indenture) and, subject to certain conditions, each holder of the 9% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 9% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

         The 8 5/8% Notes Indenture, the 8 1/8% Notes Indenture and the 9% Notes Indenture (together, the "Notes Indentures") contain covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates,
(vii) consolidations, mergers and transfers of all or substantially all Products Corporation assets and (viii) in the case of the 8 5/8% Notes Indenture, the issuance of

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The Notes Indentures also prohibit certain restrictions on distributions from Products Corporation and subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem Products Corporation's Sinking Fund Debentures and were and will be used for general corporate purposes or, in the case of the Acquisition Facility, the financing of acquisitions. At September 30, 1998, Products Corporation had approximately $199.0 outstanding under the Term Loan Facilities, $216.4 outstanding under the Multi-Currency Facility, $103.7 outstanding under the Acquisition Facility and $34.0 of issued but undrawn letters of credit under the Special LC Facility. In connection with the issuance of the 9% Notes, Products Corporation amended the Credit Agreement to provide that it can retain the net proceeds of such issuance which exceed the amount of the 1999 Notes refinanced plus related costs and expenses. Additionally, Products Corporation agreed that until the 1999 Notes are refinanced, $200.0 of the Multi-Currency Facility available under the Credit Agreement (reduced by the amount of 1999 Notes actually repurchased or refinanced), which would otherwise be available for working capital purposes, will be used solely to refinance the 1999 Notes.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately
(Yen)3.8 billion as of September 30, 1998 (approximately $27.6 U.S. dollar equivalent as of September 30, 1998). In accordance with the terms of the Yen Credit Agreement, approximately (Yen)539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as so amended and restated, approximately (Yen)539 million (approximately $4.2 U.S. dollar equivalent) was paid in March 1998, approximately (Yen)539 million (approximately $3.9 U.S. dollar equivalent as of September 30, 1998) is due in each of March 1999 and 2000 and (Yen)2.7 billion (approximately $19.8 U.S. dollar equivalent as of September 30, 1998) is due on December 31, 2000.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of September 30, 1998.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement, refinancings and other existing working capital lines. The Credit Agreement, the 1999 Notes, the Notes and the 9% Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Senior Secured Discount Notes contain certain provisions that by their terms limit REV Holdings' and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the restructuring referred to below and debt service payments (including purchase and repayment of the 1999 Notes).

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

         The Company anticipates recording a restructuring charge of approximately $50 during the fourth quarter of 1998. This restructuring will include the closing of certain plants in the International operation, a reorganization of the Company's workforce principally outside the U.S., and other actions designed to reduce costs. The resulting efficiencies are intended to enhance the Company's competitive position.

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

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $30.3 and $9.8 (U.S. dollar equivalent) outstanding at September 30, 1998 and 1997, respectively, and option contracts of approximately $24.0 (U.S. dollar equivalent) outstanding at September 30, 1998. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on September 30, 1998 and 1997, no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available subsidiary credit facilities and refinancings of existing subsidiary indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future, including debt service of its subsidiaries (including refinancing the 1999 Notes). However, there can be no assurance that cash flow will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring subsidiary indebtedness, selling assets or operations, selling its equity securities, seeking capital contributions or loans from affiliates of the Company or selling additional shares of capital stock of Revlon, Inc. There can be no assurance that any of such actions could be effected, that they would enable the Company's subsidiaries to continue to satisfy their capital requirements or that they would be permitted under the terms of the Company's and its subsidiaries' various debt instruments then in effect. Products Corporation currently expects that at the end of the fourth quarter of 1998 it will not be in compliance with certain of the financial ratios and tests contained in the Credit Agreement as a result of, among other things, the expected charges in connection with the Company's restructuring effort. Products Corporation is currently negotiating an amendment to such provisions of the Credit Agreement and expects to have an amendment executed and effective prior to December 31, 1998, although there can be no assurance in this regard. The Company, as a holding company, will be dependent on distributions with respect to its approximately 83.0% ownership interest in Revlon, Inc. from the net earnings generated by Products Corporation to pay its expenses and to pay the principal amount at maturity of the Senior Secured Discount Notes. The terms of the Credit Agreement, the 1999 Notes, the Notes, and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A common stock in connection with the delivery of such Class A common stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

         The Company currently anticipates that cash flow generated from operations will be insufficient to pay the principal amount at maturity of the Senior Secured Discount Notes. Accordingly, the Company currently anticipates that it will be required to adopt one or more alternatives to pay the principal amount at maturity of the Senior Secured Discount Notes, such as refinancing its indebtedness, selling its equity securities or the equity securities or assets of Revlon, Inc. or seeking capital contributions or loans from its affiliates. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that any of the foregoing actions would enable the Company to pay the principal amount at maturity of the Senior Secured Discount Notes or that any of such actions would be permitted by the terms of the indenture relating to the Senior Secured Discount Notes or any other debt instruments of the Company and the Company's subsidiaries then in effect.

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

YEAR 2000

         Commencing in 1997, the Company undertook a business process enhancement program to substantially upgrade management information technology systems in order to provide comprehensive order processing, production and accounting support for the Company's business. The Company also developed a comprehensive plan to address Year 2000 issues. The Year 2000 plan addresses three main areas: (a) information technology systems; (b) non-information technology systems (including factory equipment, building systems and other embedded systems); and (c) business partner readiness (including without limitation customers, inventory and non-inventory suppliers, service suppliers, banks, insurance companies and tax and other governmental agencies). To oversee the process, the Company has established a Steering Committee comprised of senior executives of Products Corporation.

         In connection with and as part of the Company's business process enhancement program, certain information technology systems have been and will continue to be upgraded to be Year 2000 compliant. In addition, as part of its Year 2000 plan, the Company has identified potential deficiencies related to Year 2000 in certain of its information technology systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company currently expects to complete upgrade and remediation and testing of its information systems by the third quarter of 1999. In respect of non-information technology systems with date sensitive operating controls, the Company is in the process of identifying those items which may require remediation or replacement, and has commenced an upgrade and remediation program for systems identified as Year 2000 non-compliant. The Company expects to complete remediation or replacement and testing of these by the third quarter of 1999. The Company has identified and contacted and continues to identify and contact key suppliers, both inventory and non-inventory, key customers and other strategic business partners, such as banks, pension trust managers and marketing data suppliers, either by soliciting written responses to questionnaires and/or by meeting with certain of such third parties. The parties from whom the Company has received responses to date generally have indicated that their systems are or will be Year 2000 compliant. The Company currently expects to gain a better understanding of the Year 2000 readiness of third party business partners by early 1999.

         The Company does not expect that incremental out-of-pocket costs of its Year 2000 program (which do not include costs incurred in connection with the Company's comprehensive business process enhancement program) will be material. These costs are expected to continue to be incurred through fiscal 1999 and include the cost of third party consultants, remediation of existing computer software and replacement and remediation of embedded systems.

         The Company believes that at the current time it is difficult to identify specifically the most reasonably likely worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement, as well as the Company's suppliers of goods and services and customers) that continue for more than a brief period in various geographic areas where the Company's products are produced or sold at retail or in areas from which the Company's raw materials and components are sourced. In connection with functions that represent a particular Year 2000 risk, including the production, warehousing and distribution of products and the supply of raw materials and components, the Company is considering various contingency plans. Continuing failures in key geographic areas in the United States and in certain European, South American and Asian countries that limit the Company's ability to produce products, its customers' ability to purchase the Company's products and/or consumers' ability to shop, would be likely to have a material adverse effect on the Company's results of operations, although it would be expected that at least part of such lost sales eventually would be recouped. The extent of such deferred or lost revenue cannot be estimated at this time.

         The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company currently anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties upon which the Company relies directly, or indirectly, to be Year 2000 compliant. There can be no assurance that the Company will eliminate potential Year 2000 issues in a timely manner or as to the ultimate cost of doing so.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended September 30, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


expectations and estimates as to introduction of new products and expansion into markets; future financial performance, including growth in net sales and earnings; the effect on sales of retail inventory balancing and reductions; the effect on sales of political and/or economic conditions in International markets; the Company's estimate of restructuring activities, costs and benefits; the intent to dispose of CCI and the estimated loss on disposition of CCI; cash flows from operations; information system upgrades; the Company's plan to address the Year 2000 issue, the costs associated therewith and the results of Year 2000 non-compliance by the Company or one or more of its customers, suppliers or other strategic business partners; capital expenditures; the availability of funds from currently available credit facilities and refinancings of indebtedness (including the 1999 Notes), capital contributions or loans from affiliates, the sale of assets or operations of the Company or additional shares of Revlon, Inc., or the sale of equity securities of REV Holdings; and the intent to obtain an amendment to certain of the financial covenants in the Credit Agreement. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products;
(iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness (including the 1999 Notes), secure capital contributions or loans from affiliates or sell assets or operations of the Company, additional shares of Revlon, Inc. or equity securities of REV Holdings; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in International markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes;
(viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; (ix) lower than expected sales as a result of a longer than expected duration of retail inventory balancing and reductions; (x) difficulties, delays, unanticipated costs or greater than expected losses in connection with the disposition of CCI; (xi) difficulties, delays or unanticipated costs or less than expected benefits resulting from the proposed restructuring; (xii) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers or other strategic business partners; and (xiii) inability to obtain an amendment to certain of the financial covenants in the Credit Agreement. The Company assumes no responsibility to update forward-looking information contained herein.

                       REV HOLDINGS INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effect of adopting the statement and the date of such adoption by the Company have not yet been determined.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS -

         4.12 Second Amendment, dated as of November 6, 1998, to the Credit Agreement (the "Credit Agreement") dated as of May 30, 1997, among Products Corporation, The Chase Manhattan Bank, Citibank N.A., Lehman Commercial Paper Inc., Chase Securities Inc. and the lenders party thereto, and related Letter Agreement from Products Corporation to The Chase Manhattan Bank, as Administrative Agent under the Credit Agreement. (Incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 of Revlon, Inc. (the "Revlon, Inc. September 30, 1998 Form 10-Q")).

         4.13 Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as Trustee, relating to Products Corporation's 9% Senior Notes due 2006. (Incorporated by reference to
Exhibit 4.13 to the Revlon, Inc. September 30, 1998 Form 10-Q)

         (b)      REPORTS ON FORM 8-K - None

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REV HOLDINGS INC.
                                   Registrant

By:/s/ Irwin Engelman                  By:/s/ Lawrence E. Kreider
----------------------------------     ----------------------------------------
       Irwin Engelman                         Lawrence E. Kreider
       Executive Vice President               Senior Vice President, Controller
       and Chief Financial Officer            and Chief Accounting Officer

Dated:  November 16, 1998