Form 10-Q
period 2000-03-31
REV HOLDINGS INC
filed 2000-05-15
CIK 1035678

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---
The number of shares outstanding of the registrant's common stock was 1,000 shares as of March 31, 2000, all of which were held by an affiliate of Mafco Holdings Inc.



                                Total Pages - 17

                       REV HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     MARCH 31,           DECEMBER 31,
                              ASSETS                                    2000                 1999
                                                                   -------------        --------------
Current assets:                                                     (Unaudited)
      Cash and cash equivalents............................          $    27.8             $    25.4
      Trade receivables, less allowances of $19.1
            and $27.2, respectively........................              238.9                 332.6
      Inventories..........................................              219.5                 278.3
      Prepaid expenses and other...........................               46.5                  51.3
                                                                     ---------             ---------
            Total current assets...........................              532.7                 687.6
Property, plant and equipment, net.........................              284.4                 336.4
Other assets...............................................              174.0                 182.0
Intangible assets, net.....................................              244.7                 356.8
                                                                     ---------             ---------
            Total assets...................................          $ 1,235.8             $ 1,562.8
                                                                     =========             =========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties................          $    29.0             $    37.6
      Current portion of long-term debt - third parties....              696.5                  10.2
      Accounts payable.....................................              119.1                 139.8
      Accrued expenses and other...........................              364.1                 409.7
                                                                     ---------             ---------
            Total current liabilities......................            1,208.7                 597.3
Long-term debt - third parties ............................            1,480.3               2,416.5
Long-term debt - affiliates................................               24.1                  24.1
Other long-term liabilities................................              215.2                 215.9

Stockholder's deficiency:
      Common stock, par value $1.00 per share, 1,000 shares
            authorized, issued and outstanding.............                  -                     -
      Capital deficiency...................................             (408.8)               (408.8)
      Accumulated deficit since June 24, 1992..............           (1,260.7)             (1,214.1)
      Accumulated other comprehensive loss.................              (23.0)                (68.1)
                                                                     ---------             ---------
            Total stockholder's deficiency.................           (1,692.5)             (1,691.0)
                                                                     ---------             ---------
            Total liabilities and stockholder's deficiency.          $ 1,235.8             $ 1,562.8
                                                                     =========             =========

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                    QUARTER ENDED MARCH 31,
                                                 -----------------------------
                                                   2000             1999
                                                 ---------       ---------

Net sales....................................    $   468.0       $   441.1
Cost of sales................................        168.5           155.7
                                                 ---------       ---------
     Gross profit............................        299.5           285.4
Selling, general and administrative expenses.        278.9           272.9
Business consolidation costs, net............          9.5             8.2
                                                 ---------       ---------

     Operating income .......................         11.1             4.3
                                                 ---------       ---------
Other expenses (income):
     Interest expense........................         57.2            52.0
     Interest income.........................         (0.4)           (1.1)
     Amortization of debt issuance costs.....          3.4             2.2
     Foreign currency gains, net.............         (0.5)              -
     Miscellaneous, net......................          0.5             0.5
     Gain on sale of product line, net.......         (6.2)              -
                                                 ---------       ---------
          Other expenses, net................         54.0            53.6
                                                 ---------       ---------
Loss before income taxes.....................        (42.9)          (49.3)

Provision for income taxes...................          3.7             1.9
                                                 ---------       ---------
Net loss.....................................    $   (46.6)      $   (51.2)
                                                 =========       =========


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)

                                                                                           ACCUMULATED
                                                                                              OTHER                TOTAL
                                                          CAPITAL         ACCUMULATED     COMPREHENSIVE        STOCKHOLDER'S
                                                         DEFICIENCY         DEFICIT          LOSS (a)            DEFICIENCY
                                                        ------------      -----------     -------------        -------------
Balance, January 1, 1999...........................       $(408.8)         $  (771.6)        $ (72.6)            $(1,253.0)
     Comprehensive loss:
             Net loss..............................                            (51.2)                                (51.2)
             Revaluation of marketable securities..                                             (0.2)                 (0.2)
             Currency translation adjustment.......                                            (25.7)                (25.7)
                                                                                                                 ---------
     Total comprehensive loss......................                                                                  (77.1)
                                                          -------          ---------         -------             ---------
Balance, March 31, 1999............................       $(408.8)         $  (822.8)        $ (98.5)            $(1,330.1)
                                                          ========         =========         =======             =========
Balance, January 1, 2000...........................       $(408.8)         $(1,214.1)        $ (68.1)            $(1,691.0)
     Comprehensive loss:
             Net loss..............................                            (46.6)                                (46.6)
             Currency translation adjustment.......                                             45.1 (b)              45.1
                                                                                                                 ---------
     Total comprehensive loss......................                                                                   (1.5)
                                                          -------          ---------         -------             ---------
Balance, March 31, 2000............................       $(408.8)         $(1,260.7)        $ (23.0)            $(1,692.5)
                                                          =======          =========         =======             =========

--------------------

(a) Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.8 and $3.2 as of March 31, 2000 and 1999, respectively, currency translation adjustments of $14.3 and $62.8 as of March 31, 2000 and 1999, respectively, and adjustments for the minimum pension liability of $4.9 and $32.5 as of March 31, 2000 and 1999, respectively.

(b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $48.3 for realized losses associated with the sale of the Company's worldwide professional products line.

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                                     QUARTER ENDED MARCH 31,
                                                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                2000              1999
                                                                                 -------------     -------------

Net loss...............................................................            $ (46.6)          $ (51.2)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization.....................................               34.0              31.3
     Gain on sale of product line, net.................................               (6.2)                -
     Amortization of debt discount.....................................               17.8              16.1
     Change in assets and liabilities, net of effects of dispositions:
          Decrease in trade receivables................................               16.7             128.1
          Decrease (increase) in inventories...........................                6.2             (17.2)
          Decrease (increase) in prepaid expenses and
                       other current assets............................                5.1              (2.1)
          Increase in accounts payable.................................                9.8              22.6
          Decrease in accrued expenses and other
                       current liabilities.............................              (38.0)            (88.2)
          Other, net...................................................              (15.6)            (20.5)
                                                                                    ------           -------
Net cash (used for) provided by operating activities...................              (16.8)             18.9
                                                                                    ------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................               (3.4)             (8.2)
Net proceeds from the sale of product line and certain assets..........              293.4                 -
                                                                                    ------           -------
Net cash provided by (used for) investing activities...................              290.0              (8.2)
                                                                                    ------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings - third parties.......               (5.1)              7.9
Proceeds from the issuance of long-term debt - third parties...........               49.1              86.3
Repayment of long-term debt - third parties............................             (313.7)           (100.8)
Proceeds from the issuance of debt - affiliates........................                  -              44.8
Repayment of debt - affiliates.........................................                  -             (44.8)
                                                                                    ------           -------
Net cash used for financing activities.................................             (269.7)             (6.6)
                                                                                    ------           -------
Effect of exchange rate changes on cash and cash equivalents...........               (1.1)             (3.0)
                                                                                    ------           -------
     Net increase in cash and cash equivalents.........................                2.4               1.1
     Cash and cash equivalents at beginning of period..................               25.4              34.7
                                                                                    ------           -------
     Cash and cash equivalents at end of period........................             $ 27.8           $  35.8
                                                                                    ======           =======

Supplemental schedule of cash flow information:
     Cash paid (received) during the period for:
          Interest ....................................................             $ 53.0           $  43.5
          Income taxes, net of refunds.................................               (0.3)              1.1

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

(1)  BASIS OF PRESENTATION

         REV Holdings Inc. (together with its subsidiaries, "REV Holdings" or the "Company") is a holding company, formed in 1997, that conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). Products Corporation was formed in April 1992 and, on June 24, 1992, succeeded to assets and liabilities of the cosmetic and skin care, fragrances and personal care products business of its then parent company, whose name was changed from Revlon, Inc. to Revlon Holdings Inc. ("Holdings"). REV Holdings has had no business operations of its own and its only material asset is its ownership of approximately 83.0% of the outstanding shares of capital stock of Revlon, Inc. (which represents approximately 97.4% of the voting power of those outstanding shares), which, in turn, owns all of the capital stock of Products Corporation. The Company is an indirect wholly owned subsidiary of Holdings and an indirect wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. (together with MacAndrews Holdings "MacAndrews & Forbes") by Ronald
     O. Perelman.

         The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the first quarter of 2000 and 1999, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $21.1 and $37.3, respectively, and such amounts were deferred.

         On March 30, 2000, the Company completed the disposition of its worldwide professional products line. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the worldwide professional products line through the date of disposition.

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)




(2)  INVENTORIES
                                          MARCH 31,           DECEMBER 31,
                                            2000                  1999
                                          ---------           ------------
     Raw materials and supplies.....       $ 64.3                $ 74.1
     Work-in-process................         12.6                  19.7
     Finished goods.................        142.6                 184.5
                                           ------                ------
                                           $219.5                $278.3
                                           ======                ======

(3)  BUSINESS CONSOLIDATION COSTS, NET

         During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan, principally at its New York headquarters and New Jersey locations. As part of this new restructuring plan, the Company reduced personnel and consolidated excess real estate. In the first quarter of 2000, the Company recorded a charge of $9.5, relating to such restructuring plan, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States.

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

         Of the 208 employees and the 179 employees for whom severance and other personnel benefits were included in the charges for the fourth quarter 1999 and the first quarter of 2000, respectively, the Company had terminated 342 employees by March 31, 2000. As of March 31, 2000, the unpaid balance of the business consolidation costs is included in accrued expenses and other in the Company's Unaudited Consolidated Condensed Balance Sheets.

         Details of the activity described above during the three month period ended March 31, 2000 are as follows:


                                                        BALANCE                         UTILIZED, NET        BALANCE
                                                         AS OF                       ------------------       AS OF
                                                        1/1/00      EXPENSES, NET     CASH     NONCASH       3/31/00
                                                      -----------   -------------    ------    -------     -----------
    Employee severance and other
         personnel benefits..................           $24.6          $9.1          $(8.4)     $(1.0)        $24.3
    Factory, warehouse, office
         and other costs.....................             9.4           0.4           (0.4)      (1.2)          8.2
                                                        -----          ----          -----      -----         -----
                                                        $34.0          $9.5          $(8.8)     $(2.2)        $32.5
                                                        =====          ====          =====      =====         =====

                       REV HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)




(4)  DISPOSITION OF PRODUCT LINE

         On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of the Company's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement therefor, including the determination of the amount of the consideration. In connection with the disposition, the Company recognized a gain of $6.2. Approximately $150.3 of the Net Proceeds (as defined in the Credit Agreement) was used to reduce the aggregate commitment under the Credit Agreement (as hereinafter defined) and the balance will be available for general corporate purposes.

(5)  GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 4.2% of the Company's net sales for the first quarter of 2000 and 1999. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                      REV HOLDINGS INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


     GEOGRAPHIC AREAS:                               QUARTER ENDED MARCH 31,
                                                 -------------------------------
       Net sales:                                      2000             1999
                                                 -------------      ------------
             United States....................        $274.3           $249.8
             International....................         193.7            191.3
                                                      ------           ------
                                                      $468.0           $441.1
                                                      ======           ======

                                                     MARCH 31,      DECEMBER 31,
       Long-lived assets:                              2000             1999
                                                 -------------      ------------
             United States....................       $481.3            $615.8
             International....................        221.8             259.4
                                                     ------            ------
                                                     $703.1            $875.2
                                                     ======            ======

     CLASSES OF SIMILAR PRODUCTS:                    QUARTER ENDED MARCH 31,
                                                 -------------------------------
       Net sales:                                      2000             1999
                                                 -------------      ------------
             Cosmetics, skin care and
              fragrances......................       $268.4            $222.9
             Personal care and professional...        199.6             218.2
                                                     ------            ------
                                                     $468.0            $441.1
                                                     ======            ======

(6)  SUBSEQUENT EVENTS

         On May 8, 2000, Products Corporation completed the disposition of its non-core Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds was used to reduce the aggregate commitment under the Credit Agreement and the balance will be available for general corporate purposes.

         In addition, the Company has decided to retain its Colorama, Juvena and Bozzano brands in Brazil.

                       REV HOLDINGS INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. In addition, the Company has a licensing group.

         On March 30, 2000, the Company completed the disposition of its worldwide professional products line. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the worldwide professional products line through the date of disposition.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales for the first quarters of 2000 and 1999, respectively:


                                                   QUARTER ENDED MARCH 31,
                                                -------------------------------
 Net sales:                                         2000              1999
                                                -------------    -------------
       United States.........................      $274.3            $249.8
       International.........................       193.7             191.3
                                                   ------            ------
                                                   $468.0            $441.1
                                                   ======            ======

     The following table sets forth certain statements of operations data as a percentage of net sales for the first quarters of 2000 and 1999, respectively:


                                                    QUARTER ENDED MARCH 31,
                                                -------------------------------
                                                    2000              1999
                                                -------------     -------------
       Cost of sales.........................       36.0%             35.3%
       Gross profit..........................       64.0              64.7
       Selling, general and administrative
           expenses ("SG&A").................       59.6              61.9
       Business consolidation costs, net.....        2.0               1.8
       Operating income .....................        2.4               1.0

NET SALES

         Net sales were $468.0 and $441.1 for the first quarters of 2000 and 1999, respectively, an increase of $26.9, or 6.1% on a reported basis (an increase of 7.6% on a constant U.S. dollar basis). Net sales excluding the worldwide professional products line were $393.7 and $365.9 for the first quarters of 2000 and 1999, respectively.

         United States. Net sales in the United States were $274.3 for the first quarter of 2000 compared with $249.8 for the first quarter of 1999, an increase of $24.5, or 9.8%. Net sales improved for the first quarter of 2000, primarily as a result of consumer acceptance of new product offerings, partially offset by lower market share, competitive activities and a reduction in the level of Company shipments to certain

                       REV HOLDINGS INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


retailers to achieve such retailers' lower inventory target levels. The reduction of retailers' target inventory levels will continue and is expected to adversely impact sales through June 2000.

         New products in the first quarter of 2000 included REVLON COLORSTAY LIPSHINE, REVLON COLORSTAY STICK makeup, REVLON AGE DEFYING LIFTING makeup, ALMAY ONE COAT LIP CREAM, ALMAY LIGHT & EASY makeup and ALMAY 3-IN-1 STICK makeup.

         International. Net sales outside the United States were $193.7 for the first quarter of 2000 compared with $191.3 for the first quarter of 1999, an increase of $2.4, or 1.3%, on a reported basis (an increase of 4.7% on a constant U.S. dollar basis). Net sales improved for the first quarter of 2000 on a constant U.S. dollar basis principally due to successful new product introductions in certain markets. This was partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies and increased competitive activity. Sales outside the United States are divided into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 1.8% on a reported basis to $86.9 for the first quarter of 2000 as compared with the first quarter of 1999 (an increase of 7.0% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 5.5% on a reported basis to $73.5 for the first quarter of 2000 as compared with the first quarter of 1999 (an increase of 4.5% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $19.8 on a reported basis for the first quarter of 2000 compared with $18.6 for the first quarter of 1999, an increase of $1.2, or 6.5% (an increase of 7.6% on a constant U.S. dollar basis). The improvement in sales is primarily due to increased volume in toiletries and cosmetics as well as improved economic conditions. In the Far East, net sales increased by 0.6% on a reported basis to $33.3 for the first quarter of 2000 as compared with the first quarter of 1999 (a decrease of 0.6% on a constant U.S. dollar basis). Net sales outside the United States, including, without limitation, in Brazil, may be adversely affected by weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations, and competitive activities in certain markets.

Cost of sales

         As a percentage of net sales, cost of sales was 36.0% for the first quarter of 2000 compared with 35.3% for the first quarter of 1999. The increase in cost of sales as a percentage of net sales for the first quarter of 2000 compared with the first quarter of 1999 is due to changes in product mix and the effect of weaker local currencies on the cost of imported purchases by certain subsidiaries outside the U.S.

SG&A expenses

         As a percentage of net sales, SG&A expenses were 59.6% for the first quarter of 2000 compared with 61.9% for the first quarter of 1999. The decrease of SG&A expenses as a percentage of net sales is due in large measure to the cost reduction efforts undertaken by the Company in 1999 and 1998.

Business consolidation costs, net

         During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan principally at its New York headquarters and New Jersey locations. As part of this new restructuring plan, the Company reduced personnel and consolidated excess real estate. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to such restructuring plan, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States. The Company anticipates additional annual savings of between $5 and $7 relating to the first quarter of 2000 charge.

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

Operating income

         As a result of the foregoing, operating income for the first quarter of 2000 was $11.1 compared with $4.3 for the first quarter of 1999. Operating income (loss) excluding the worldwide professional products line was $8.0 and $(1.8) for the first quarters of 2000 and 1999, respectively.

Other expenses (income)

         Interest expense was $57.2 for the first quarter of 2000 compared with $52.0 for the first quarter of 1999. The increase in interest expense for the first quarter of 2000 as compared with the first quarter of 1999 is due to higher average outstanding debt and higher interest rates under the Credit Agreement and higher interest expense attributable to the Senior Secured Discount Notes due 2001 (the "Senior Secured Discount Notes"), partially offset by the repayment in 1999 of Products Corporation's 9 1/2 % Senior Notes due 1999.

         Foreign currency gains, net, were $0.5 for the first quarter of 2000 compared with nil in the first quarter of 1999.

Gain on sale of product line, net

         On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands. In connection with the disposition, the Company recognized a gain of $6.2 (See Note 4).

Provision for income taxes

         The provision for income taxes was $3.7 for the first quarter of 2000 compared with $1.9 for the first quarter of 1999. The increase in the first quarter of 2000 compared with the first quarter of 1999 was primarily due to the reduction of certain deferred tax assets and increased taxes associated with the worldwide professional products line as well as higher taxable income in certain markets outside the United States.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash (used for) provided by operating activities was $(16.8) and $18.9 for the first quarters of 2000 and 1999, respectively. The increase in net cash used for operating activities in the first quarter of 2000 compared with net cash provided by operating activities in the first quarter of 1999 resulted primarily from changes in working capital.

         Net cash provided by (used for) investing activities was $290.0 and $(8.2) for the first quarters of 2000 and 1999, respectively. Net cash provided by investing activities in the first quarter of 2000 consisted of proceeds from the sale of the Company's worldwide professional products line, partially offset by cash used for capital expenditures. Net cash used for investing activities for the first quarter of 1999 consisted of capital expenditures.

                       REV HOLDINGS INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

       Net cash used for financing activities was $269.7 and $6.6 for the first quarters of 2000 and 1999, respectively. Net cash used for financing activities for the first quarter of 2000 included repayments of borrowings under the Credit Agreement and the repayment of Products Corporation's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"), partially offset by cash drawn under the Credit Agreement. Net cash used for financing activities for the first quarter of 1999 included repayments of borrowings under the Credit Agreement and repayments under the Yen Credit Agreement partially offset by cash drawn under the Credit Agreement.

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. In March 2000, 60% of the Net Proceeds from the sale of its worldwide professional products line was applied to reduce the aggregate commitment under the Credit Agreement. As of March 31, 2000, the Credit Agreement provides up to $572.7 and is comprised of five senior secured facilities: $118.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $104.5 revolving acquisition facility, which may also be used for general corporate purposes and which may be increased to $304.5 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At March 31, 2000, the Company had $118.2 outstanding under the Term Loan Facilities, $117.9 outstanding under the Multi-Currency Facility, $95.0 outstanding under the Acquisition Facility and $23.6 of issued but undrawn letters of credit under the Special LC Facility.

         A subsidiary of Products Corporation was the borrower under the Yen Credit Agreement. In March 2000, the outstanding balance under the Yen Credit Agreement was repaid in full in accordance with its terms.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of March 31, 2000.

         The Company's principal sources of funds are expected to be cash flow generated from operations (before interest), borrowings under the Credit Agreement and other existing working capital lines and renewals thereof. The Credit Agreement, Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Senior Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Senior Secured Discount Notes contain certain provisions that by their terms limit REV Holdings' and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring referred to above and debt service payments. As required under the Credit Agreement, the Company used 60% of the Net Proceeds from the sale of its worldwide professional products line to reduce the aggregate commitment under the Credit Agreement on March 30, 2000, and used 60% of the Net Proceeds from the sale of its non-core Plusbelle brand in Argentina in May 2000 to reduce the aggregate commitment under the Credit Agreement.

         The Company estimates that capital expenditures for 2000 will be approximately $25, including upgrades to the Company's management information systems. The Company estimates that cash payments related to the restructuring plans referred to in Note 3 and executive separation costs will be approximately $48 in 2000. Pursuant to tax sharing agreements, REV Holdings and Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if REV Holdings or Revlon, Inc., as the case may be, were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to

                       REV HOLDINGS INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. REV Holdings currently anticipates that with respect to Revlon, Inc. as a result of net operating tax losses and prohibitions under the Credit Agreement, and with respect to REV Holdings as a result of the absence of business operations or a source of income of its own, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreements will be required for 2000.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were no forward foreign exchange or option contracts outstanding at March 31, 2000. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $112.7 (U.S. dollar equivalent) outstanding at March 31, 1999 and option contracts of approximately $37.5 at March 31, 1999. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on March 31, 1999 no material gain or loss would have been realized.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 1999. As referred to above, in March 2000, Products Corporation reduced the aggregate commitment under its Credit Agreement and repaid its Yen Credit Agreement. The following table presents the information required by Item 7A as of March 31, 2000.

                                                           EXPECTED MATURITY DATE FOR YEAR ENDED MARCH 31,               FAIR VALUE
                                                 -------------------------------------------------------------------      MARCH 31,
                                                   2001     2002     2003     2004    2005    THEREAFTER     TOTAL         2000
                                                  ------   ------   ------   ------  ------   ----------   ---------     ----------
DEBT                                                              (US dollar equivalent in millions)

Short-term variable rate (various currencies)..   $ 29.0                                                   $    29.0       $   29.0
      Average interest rate(a).................      6.7%
Short-term fixed rate ($US)....................    696.5                                                       696.5          215.9
      Average interest rate....................     10.8%
Long-term fixed rate ($US)                                                                    $ 1,149.2      1,149.2          644.3
      Average interest rate....................                                                     8.6%
Long-term variable rate ($US)                              $213.2                                              213.2          213.2
      Average interest rate(a).................              10.0%
Long-term variable rate (various currencies)...             117.9                                              117.9          117.9
      Average interest rate(a).................               8.4%
                                                                                                            --------       --------
Total debt                                                                                                  $2,205.8       $1,220.3
                                                                                                            ========       ========

(a) Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2000.

                       REV HOLDINGS INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended March 31, 2000 as well as other public documents of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to the introduction of new products and expansion into markets, future financial performance, the effect on sales of lower retailer inventory targets including the timing thereof, the effect on sales of political and/or economic conditions and competitive activities in certain markets, the Company's estimate of restructuring activities, costs and benefits, cash flow from operations, capital expenditures, the Company's qualitative and quantitative estimates as to market risk sensitive instruments, the Company's expectations about the effects of the transition to the Euro, the availability of funds from currently available credit facilities, renewals of short-term borrowings, and capital contributions or loans from affiliates or the sale of assets or operations of the Company or additional shares of Revlon, Inc., or the sale of equity securities of REV Holdings. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies; (v) the inability to renew short-term borrowings, secure capital contributions or loans from affiliates or sell assets or operations of the Company or additional shares of Revlon, Inc. or equity securities of REV Holdings; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (ix) lower than expected sales as a result of difficulties or delays in achieving retailers' inventory target levels; (x) difficulties, delays or unanticipated costs or less than expected benefits resulting from the Company's restructuring activities; (xi) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; and (xii) difficulties, delays or unanticipated costs associated with the transition to the Euro.

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



PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
         ----------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      EXHIBITS -

         10.20 Fifth Amendment, dated as of March 6, 2000, to the Amended and Restated Credit Agreement, dated as of May 30, 1997, as amended, among Revlon Consumer Products Corporation, the Borrowing Subsidiaries from time to time parties thereto, the financial institutions from time to time parties thereto, the Co-Agents named therein, Citibank, N.A., as Documentation Agent, Lehman Commercial Paper Inc., as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., as Arranger. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31,2000 of Revlon, Inc. (the "Revlon, Inc. March 31, 2000 Form 10-Q")).

         10.21 Senior Executive Supplemental Long-Term Incentive Program. (Incorporated by reference to Exhibit 10.21 to the Revlon, Inc. March 31, 2000 Form 10-Q).

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

                               REV HOLDINGS INC.
                               -----------------
                                   Registrant

                                    By:/s/ Todd J. Slotkin
                                    ----------------------
                                           Todd J. Slotkin
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Chief Accounting Officer

Dated:  May 15, 2000