Form 10-Q
period 2002-03-31
REV HOLDINGS INC
filed 2002-05-15
CIK 1035678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's common stock was 1,000 shares as of March 31, 2002, all of which were held by an affiliate of Mafco Holdings Inc.


                                Total Pages - 22

                       REV HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                                  MARCH 31,             DECEMBER 31,
                              ASSETS                                                 2002                   2001
                                                                                -------------          -------------
Current assets:                                                                  (Unaudited)
      Cash and cash equivalents  ............................................     $     67.5            $    103.3
      Marketable securities .................................................              -                   2.2
      Trade receivables, less allowances of $14.6 and $16.1, respectively ...          189.8                 203.9
      Inventories ...........................................................          167.6                 157.9
      Prepaid expenses and other ............................................           47.9                  45.6
                                                                                  ----------            ----------
            Total current assets ............................................          472.8                 512.9
Property, plant and equipment, net ..........................................          139.8                 142.8
Other assets ................................................................          144.9                 143.9
Intangible assets, net ......................................................          198.1                 198.5
                                                                                  ----------            ----------
            Total assets ....................................................     $    955.6            $    998.1
                                                                                  ==========            ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties .................................     $     22.3            $     17.5
      Accounts payable ......................................................           86.2                  87.0
      Accrued expenses and other ............................................          280.2                 285.4
                                                                                  ----------            ----------
            Total current liabilities .......................................          388.7                 389.9
Long-term debt - third parties ..............................................        1,706.4               1,700.0
Long-term debt - affiliates .................................................           33.5                  28.6
Other long-term liabilities .................................................          258.4                 261.1

Stockholder's deficiency:
      Common stock, par value $1.00 per share; 1,000
            shares authorized, issued and outstanding .......................              -                     -
      Additional paid-in-capital ............................................          306.7                 306.7
      Accumulated deficit since June 24, 1992 ...............................       (1,671.4)             (1,627.1)
      Accumulated other comprehensive loss ..................................          (66.7)                (61.1)
                                                                                   ---------           -----------
            Total stockholder's deficiency ..................................       (1,431.4)             (1,381.5)
                                                                                   ---------           -----------
             Total liabilities and stockholder's deficiency .................      $   955.6           $     998.1
                                                                                   =========           ===========


                      See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                              (DOLLARS IN MILLIONS)





                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ------------------------------
                                                                                   2002               2001
                                                                               ------------      ------------
Net sales .................................................................    $   275.4           $   313.6
Cost of sales .............................................................        109.0               131.6
                                                                               ---------           ---------
     Gross profit .........................................................        166.4               182.0
Selling, general and administrative expenses ..............................        166.7               176.9
Restructuring costs .......................................................          4.0                14.6
                                                                               ---------           ---------
     Operating loss .......................................................         (4.3)               (9.5)
                                                                               ---------           ---------
 Other expenses (income):
     Interest expense .....................................................         41.7                50.9
     Interest income ......................................................         (0.5)               (0.9)
     Amortization of debt issuance costs  .................................          1.9                 2.7
     Foreign currency gains, net ..........................................         (0.6)               (0.4)
     Loss on sale of assets, net ..........................................          1.0                   -
     Miscellaneous, net ...................................................          0.7                 0.8
                                                                               ---------           ---------
          Other expenses, net .............................................         44.2                53.1
                                                                               ---------           ---------

Loss before income taxes ..................................................        (48.5)              (62.6)

(Benefit) provision for income taxes ......................................         (4.2)                0.5
                                                                               ---------           ---------
Net loss                                                                       $   (44.3)          $   (63.1)
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



                                                              ADDITIONAL                         ACCUMULATED
                                                             PAID-IN-CAPITAL                        OTHER               TOTAL
                                                               (CAPITAL         ACCUMULATED     COMPREHENSIVE       STOCKHOLDER'S
                                                              DEFICIENCY)         DEFICIT          LOSS (a)           DEFICIENCY
                                                            ----------------    ------------    --------------      -------------
Balance, January 1, 2001 ................................    $  (391.8)        $  (1,442.3)     $       (29.8)      $   (1,863.9)
     Net distribution from affiliate.....................         (0.3)(b)                                                  (0.3)
     Capital contribution from indirect parent...........        699.5 (c)                                                 699.5
     Comprehensive loss:
             Net loss ...................................                            (63.1)                                (63.1)
             Currency translation adjustment ............                                               (11.8)             (11.8)
             Revaluation of forward currency contracts ..                                                 1.1                1.1
                                                                                                                    ------------
      Total comprehensive loss ..........................                                                                  (73.8)
                                                             ---------         -----------      -------------       ------------
Balance, March 31, 2001 .................................    $   307.4         $  (1,505.4)     $       (40.5)      $   (1,238.5)
                                                             =========         ===========      =============       ============

Balance, January 1, 2002 ................................    $   306.7         $  (1,627.1)     $       (61.1)      $   (1,381.5)
     Comprehensive loss:
             Net loss ...................................                            (44.3)                                (44.3)
             Currency translation adjustment ............                                                (5.4)              (5.4)
             Revaluation of forward currency contracts ..                                                (0.2)              (0.2)
                                                                                                                    ------------
      Total comprehensive loss ..........................                                                                  (49.9)
                                                             ---------         -----------      -------------       ------------
Balance, March 31, 2002 .................................    $   306.7         $  (1,671.4)     $       (66.7)      $   (1,431.4)
                                                             =========         ===========      =============       ============


--------------------

(a) Accumulated other comprehensive loss includes unrealized losses (gains) on revaluations of forward currency contracts of $0.2 and $(1.1) as of March 31, 2002 and 2001, respectively, cumulative net translation losses of $20.4 and $38.0 as of March 31, 2002 and 2001, respectively, and adjustments for the minimum pension liability of $46.1 and $3.6 as of March 31, 2002 and 2001, respectively.
(b) Represents net distributions in capital from the Charles of the Ritz business.
(c) Represents primarily capital contributions from indirect parent to cancel REV Holdings Senior Secured Discount Notes due 2001 (the "Old REV Holdings Notes").

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                              -------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                             2002              2001
                                                                                              -------------     -------------
Net loss ................................................................................     $  (44.3)            $   (63.1)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization ......................................................         25.9                  32.3
     Loss on sale of assets, net ........................................................          1.0                     -
     Amortization of debt discount ......................................................            -                  15.7
     Change in assets and liabilities, net of acquisitions and dispositions:
          Decrease in trade receivables .................................................         12.2                   2.9
          Increase in inventories .......................................................        (11.1)                 (6.1)
          Increase in prepaid expenses and otherer current assets .......................         (3.2)                 (3.6)
          (Decrease) increase in accounts payable .......................................         (0.3)                  4.1
          Decrease in accrued expenses and other current liabilities ....................         (1.0)                (18.1)
          Purchase of permanent displays ................................................        (14.9)                (12.4)
          Other, net ....................................................................        (10.9)                  2.7
                                                                                              --------             ---------
 Net cash used for operating activities ..................................................       (46.6)                (45.6)
                                                                                              --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ....................................................................         (1.9)                 (4.9)
Sale of marketable securities ...........................................................          1.8                     -
                                                                                              --------             ---------
Net cash used for investing activities ..................................................         (0.1)                 (4.9)
                                                                                              --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties ...................................          5.1                   1.4
Proceeds from the issuance of long-term debt - third parties ............................          7.1                  88.2
Repayment of long-term debt - third parties .............................................         (1.2)                (87.1)
Net distribution from affiliate .........................................................            -                  (0.3)
Capital contribution from indirect parent ...............................................            -                  22.0
Payment of debt issuance costs ..........................................................            -                  (2.4)
Advance under the Keepwell Agreement ....................................................          4.9                     -
                                                                                              --------             ---------
Net cash provided by financing activities ...............................................         15.9                  21.8
                                                                                              --------             ---------
Effect of exchange rate changes on cash and cash equivalents ............................         (5.0)                  2.6
                                                                                              --------             ---------
     Net decrease in cash and cash equivalents ..........................................        (35.8)                (26.1)
     Cash and cash equivalents at beginning of period ...................................        103.3                  56.3
                                                                                              --------             ---------
     Cash and cash equivalents at end of period .........................................     $   67.5             $    30.2
                                                                                              ========             =========

Supplemental schedule of cash flow information:
 Cash paid during the period for:
          Interest ......................................................................     $   43.3             $    47.7
          Income taxes, net of refunds. .................................................          0.5                   0.5

 Supplemental schedule of noncash financing activities:
    Noncash capital contribution from indirect parent to cancel the Old REV .............
        Holdings Notes and pursuant to the amended tax sharing agreements ...............     $      -             $   677.5


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

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

         In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines. The second portion of the Guidelines (formerly EITF Issue 00-25) addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Certain promotional payments that were classified in SG&A expenses are now classified as a reduction of net sales. The impact of the adoption of the second portion of the Guidelines on the consolidated financial statements reduced both net sales and SG&A expenses by equal and offsetting amounts. The adoption did not have any impact on the Company's reported operating loss or net loss. The Company adopted the second portion of the Guidelines effective January 1, 2002, and accordingly, all prior period financial statements reflect the implementation of the second portion of the Guidelines.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting

                      REV HOLDINGS INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company performed a transitional goodwill impairment test as required and has determined that no goodwill impairment existed at March 31, 2002. The Company has also evaluated the lives of all of its intangible assets. As a result of this evaluation the Company has determined that none of its intangible assets, other than goodwill, have indefinite lives and that the existing useful lives are appropriate.(See Note 4).

         In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company has adopted the provisions of Statement 144 effective January 1, 2002 and such adoption had no effect on its financial statements.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.


(2)  INVENTORIES


                                                          MARCH 31,               DECEMBER 31,
                                                            2002                     2001
                                                        ------------             -------------
Raw materials and supplies ...........................   $     52.5                $     44.9
Work-in-process ......................................         12.1                      10.1
Finished goods .......................................        103.0                     102.9
                                                         ----------                ----------
                                                         $    167.6                $    157.9
                                                         ==========                ==========


(3)  OTHER ASSETS

         The Company capitalizes the cost of permanent display fixtures and amortizes such cost over the estimated useful life of the assets of three to five years. Beginning in the first quarter of 2002, the Company decided to roll-out new permanent display units, replacing existing permanent display fixtures at an accelerated rate. As a result, the useful lives of those permanent display fixtures to be replaced was shortened to their new estimated useful lives, resulting in accelerated amortization of $2.8 during the three-month period ended March 31, 2002.


(4)  INTANGIBLE ASSETS, NET

         Intangible assets, net of $198.1 and $198.5 at March 31, 2002 and December 31, 2001, respectively, consists of trademarks, net, patents, net and goodwill, net. The amounts outstanding for these intangible assets at March 31, 2002 and December 31, 2001 were as follows: for trademarks, net, $6.6 and $6.8, respectively; for patents, net, $5.6 and $5.8, respectively; and for goodwill, net, $185.9 at both March

                      REV HOLDINGS INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


31, 2002 and December 31, 2001. Amortization expense for the three-months ended March 31, 2002 and 2001 was $0.4 and $2.3, respectively. Amortization of goodwill ceased on January 1, 2002 upon adoption of Statement 142. Excluding amortization expense related to goodwill of $1.9 recognized during the three-months ended March 31, 2001, net loss would have been $61.2. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2007.


(5)  RESTRUCTURING AND OTHER COSTS, NET

         During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to previous restructuring programs, as well as the 2000 restructuring program, principally for additional employee severance and other personnel benefits, relocation and to consolidate worldwide operations.

         In the first quarter of 2002, the Company continued to implement the 2000 restructuring program and recorded a charge of $4.0, principally for additional employee severance and other personnel benefits, relocation and other costs related to the consolidation of worldwide operations.

         In connection with the 2000 restructuring program, termination benefits for 2,349 employees were included in the Company's restructuring charges of which 2,100 employees have been terminated as of March 31, 2002. The remaining employees from the 2000 restructuring program are expected to be terminated within one year from the date of their notification.

         Details of the activity described above during the three-month period ended March 31, 2002 are as follows:




                                                      BALANCE                             UTILIZED, NET            BALANCE
                                                       AS OF                       --------------------------       AS OF
                                                      1/1/02      EXPENSES, NET        CASH         NONCASH        3/31/02
                                                    -----------   -------------    ------------   -----------     ----------
Employee severance and other
     personnel benefits .......................   $      15.1       $    3.0       $     (5.7)    $       -       $   12.4
Relocation ....................................             -            0.1             (0.1)            -              -
Leases and equipment write-offs ...............           7.4            0.7             (0.6)            -            7.5
Other obligations .............................           0.3            0.2             (0.1)            -            0.4
                                                  -----------       --------       ----------     ---------       --------
                                                  $      22.8       $    4.0             (6.5)    $       -       $   20.3
                                                  ===========       ========       ==========     =========       ========


         In connection with the 2000 restructuring program, in the beginning of the fourth quarter of 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The plan was to relocate substantially all of the Phoenix equipment to the Oxford facility and commence production there over a period of approximately nine months which would allow the Company to fully staff the Oxford facility and to produce enough inventory through a combination of production in the Phoenix and Oxford facilities to meet supply chain demand as the Phoenix facility production lines were dismantled, moved across the country, and placed into service at the Oxford

                       REV HOLDINGS INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


facility. Substantially all production at the Phoenix facility ceased by June 30, 2001, and the facility was sold. The useful life of the facility and production assets which would not be relocated to the Oxford facility was shortened at the time the decision was made to the nine-month period in which the Phoenix facility would continue production. The Company began depreciating the net book value of the Phoenix facility and production equipment in excess of its estimated salvage value over the estimated nine-month useful life. This resulted in the recognition of increased depreciation through March 31, 2001 of $6.2, which is included in cost of sales.


(6)  GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

         During the first quarter of 2002, to reflect the integration of management reporting responsibilities, the Company reclassified Puerto Rico's results from its international operations to its United States operations. The geographic information reflects this change for both the 2002 and 2001 periods.


                                                                  THREE MONTHS ENDED
GEOGRAPHIC AREAS:                                                    MARCH 31,
                                                            ------------------------------
        Net sales:                                               2002              2001
                                                            ------------      ------------
             United States ..............................   $      187.0      $      202.5
             Canada .....................................            9.4              10.0
                                                            ------------      ------------
             United States and Canada ...................          196.4             212.5
             International ..............................           79.0             101.1
                                                            ------------      ------------
                                                            $      275.4      $      313.6
                                                            ============      ============

                                                             MARCH 31,         DECEMBER 31,
       Long-lived assets:                                       2002              2001
                                                            ------------      ------------
             United States ..............................   $      364.7      $      365.0
             Canada .....................................            2.6               2.5
                                                            ------------      ------------
             United States and Canada ...................          367.3             367.5
             International ..............................          115.5             117.7
                                                            ------------      ------------
                                                            $      482.8       $     485.2
                                                            ============      ============

                                                                  THREE MONTHS ENDED
CLASSES OF SIMILAR PRODUCTS:                                          MARCH 31,
                                                            ------------------------------
        Net sales:                                               2002              2001
                                                            ------------      ------------
             Cosmetics, skin care and fragrances ........   $      175.4      $      206.6
             Personal care ..............................          100.0             107.0
                                                            ------------      ------------
                                                            $      275.4      $      313.6
                                                            ============      ============

                       REV HOLDINGS INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)



(7)  DISPOSITION

         In February 2002, Products Corporation completed the disposition of its subsidiaries that operated its marketing, sales and distribution business in Belgium, the Netherlands and Luxembourg ("Benelux"). As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and a deferred purchase price contingent upon future results of up to approximately $3.3, which could be received over approximately a seven-year period. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $1.0.


(8)  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments, primarily forward foreign exchange contracts, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. The unrecognized income
(loss) on the revaluation of forward currency contracts is recognized in cost of sales upon the recognition of the underlying inventory cost or transactions being hedged. During 2002, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of forward foreign exchange contracts outstanding at March 31, 2002 was $32.5. The Company recorded an accrued liability of $0.2 on the balance sheet and a debit of $0.2 in Other Comprehensive Loss for the fair value effects of the foreign currency forward exchange contracts outstanding at March 31, 2002.


(9)  LONG-TERM DEBT

         On February 12, 2001, REV Holdings issued $80.5 principal amount of its 12% Senior Secured Notes due 2004 (the "New REV Holding Notes"), which were issued in exchange for a like principal amount of the Senior Secured Discount Notes due 2001 (the "Old REV Holdings Notes"). The New REV Holdings Notes bear interest at 12% per year, payable semi-annually, and mature on February 1, 2004. On March 15, 2001, an affiliate contributed $667.5 principal amount of Old REV Holdings Notes to REV Holdings, which were delivered to the trustee for cancellation and contributed $22.0 in cash to REV Holdings to retire the remaining Old REV Holdings Notes at maturity. Upon cancellation, the indenture governing the Old REV Holdings Notes was discharged.

         On February 1, 2002, GSB Investments Corp. made a non-interest bearing advance of $4.9 to REV Holdings under the Keepwell Agreement (as hereinafter defined), which was used to make the February 1, 2002 interest payment on the New REV Holdings Notes.

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

         On July 16, 2001 Products Corporation completed the disposition of the Colorama brand in Brazil. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the Colorama brand through the date of its disposition.

         During the first quarter of 2002, to reflect the integration of management reporting responsibilities, the Company reclassified Puerto Rico's results from its international operations to its United States operations. Management's discussion and analysis data reflects this change for both the 2002 and 2001 periods.

Discussion of Critical Accounting Policies:

         In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Sales Returns:

         The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records estimated sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory. Cost of sales includes the cost of refurbishment of returned products. Returned products which are recorded as inventories are valued based upon expected realizability. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from our estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from our estimates and expectations.

Trade Support Costs:

         In order to support the retail trade, the Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions based on estimates of what has been incurred by the retailers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the retailers' programs or other conditions differ from our estimates and expectations.

                      REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Inventories:

         Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels, product discontinuances or competitive conditions differ from our estimates and expectations.

Property, Plant and Equipment and Other Assets:

         Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model, changes in the planned use of fixtures or software or closing of facilities or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates.

         Long-lived assets, including fixed assets, permanent display units and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

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

                      REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

         In order to provide a more meaningful comparison of results from operations, the Company's discussion is presented on an "ongoing operations" basis. The following table sets forth certain summary unaudited data for the Company for the quarters ended March 31, 2002 and March 31, 2001 reconciling the Company's actual "as reported results" to the ongoing operations, after giving effect to the following: (i) the disposition of the Colorama brand, assuming such transaction occurred on January 1, 2001; (ii) the elimination of restructuring costs in the period incurred; and (iii) the elimination of additional costs associated with the closing of the Phoenix and Canada facilities that were included in cost of sales and selling, general and administrative expenses ("SG&A") and executive severance costs that were included in SG&A expenses in the period incurred (after giving effect thereto, the "Ongoing Operations"). The adjustments are based upon available information and certain assumptions that our management believes are reasonable and do not represent pro forma adjustments prepared in accordance with Regulation S-X. The summary unaudited data for the Ongoing Operations does not purport to represent the results of operations or our financial position that actually would have occurred had the foregoing transactions referred to in (i) above been consummated on January 1, 2001.



QUARTER ENDED MARCH 31, 2002:
-------------------------------------------

                                                                       BRANDS AND       RESTRUCTURING
                                                        AS             FACILITIES         COSTS AND          ONGOING
                                                     REPORTED             SOLD           OTHER, NET         OPERATIONS
                                                  ----------------  -----------------  ----------------  -----------------
Net sales .......................................   $    275.4         $       -          $       -          $  275.4
Gross profit ....................................        166.4                 -                0.7             167.1
SG&A expenses ...................................        166.7                 -               (6.6)            160.1
Restructuring costs and other, net. .............          4.0                 -               (4.0)                -


QUARTER ENDED MARCH 31, 2001:
-------------------------------------------
                                                                       BRANDS AND       RESTRUCTURING
                                                        AS             FACILITIES         COSTS AND          ONGOING
                                                     REPORTED             SOLD           OTHER, NET         OPERATIONS
                                                   -------------      -------------     -------------       -----------
Net sales .......................................   $   313.6          $    (9.8)         $      -           $   303.8
Gross profit ....................................       182.0               (4.2)              6.4               184.2
SG&A expenses ...................................       176.9               (3.5)             (1.7)              171.7
Restructuring costs and other, net. .............        14.6                  -             (14.6)                  -


Net sales

         Net sales were $275.4 and $313.6 for the first quarters of 2002 and 2001, respectively, a decrease of $38.2, or 12.2% on a reported basis (a decrease of 9.0% on a constant U.S. dollar basis).

         Net sales from Ongoing Operations were $275.4 and $303.8 for the first quarters of 2002 and 2001, respectively, a decrease of $28.4, or 9.3% on a reported basis (a decrease of 6.3% on a constant U.S. dollar basis).

         United States and Canada. Net sales in the United States and Canada on both an as reported and Ongoing Operations basis were $196.4 for the first quarter of 2002 compared with $212.5 for the first quarter of 2001, a decrease of $16.1, or 7.6%. The decrease for the first quarter of 2002 of 7.6% was driven primarily by lower shipments to our retail customers as a result of the decision by two major U.S. retailers to shift the timing of plan-o-gram resets for certain 2002 new products (this resulted in shipments

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


of approximately $14.0 of 2002 new products in the fourth quarter of 2001) and to a lesser extent higher promotional activity and increased competitive activity.

         International. Net sales in the Company's international operations were $79.0 for the first quarter of 2002, compared with $101.1 for the first quarter of 2001, a decrease of $22.1, or 21.9% on a reported basis (a decrease of $11.6, or 12.7% on a constant U.S. dollar basis).

         Net sales in the Company's international Ongoing Operations ("Ongoing International Operations") were $79.0 and $91.3 for the first quarters of 2002 and 2001, respectively, a decrease of $12.3, or 13.5%, on a reported basis (a decrease of $3.0, or 3.6% on a constant U.S. dollar basis).

         Ongoing International Operations sales are divided by the Company into three geographic regions. In Europe and Africa, which is comprised of Europe, the Middle East and Africa, net sales decreased by $6.0, or 15.8% on a reported basis to $32.0 for the first quarter of 2002, as compared with the first quarter of 2001 (a decrease of $2.0, or 5.9% on a constant U.S. dollar basis). In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $6.1, or 21.1% on a reported basis to $22.8 for the first quarter of 2002, as compared with the first quarter of 2001 (a decrease of $1.4, or 5.7% on a constant U.S. dollar basis). In the Far East, net sales decreased by $0.2, or 0.8% on a reported basis to $24.2 for the first quarter of 2002, as compared with the first quarter of 2001 (an increase of $0.4, or 1.7% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities.

         The decrease in net sales for the first quarter of 2002, as compared to the first quarter of 2001, for Ongoing International Operations on a comparable currency basis, was primarily due to political and economic difficulties in Argentina and Venezuela (which factor the Company estimates contributed to an approximately 2.9% reduction in net sales on a constant dollar basis), conversion of the Company's Benelux business to a distributor and lower sales to certain other European distributors (which factor the Company estimates contributed to an approximately 5.3% reduction in net sales on a constant dollar basis), partially offset by increased new product sales and distribution in the U.K., China, Hong Kong and France (which factor the Company estimates contributed to an approximately 4.6% increase in net sales on a constant dollar basis).

Gross profit

         Gross profit was $166.4 for the first quarter of 2002, compared with $182.0 for the first quarter of 2001. As a percentage of net sales, gross profit margins were 60.4% for the first quarter of 2002 compared with 58.0% for the first quarter of 2001. Gross profit and gross profit margin for Ongoing Operations were $167.1 and 60.7%, respectively, in the first quarter of 2002 compared with gross profit and gross profit margin of $184.2 and 60.6% in the first quarter of 2001. The improvement in gross profit margin on an ongoing basis in the first quarter of 2002 compared to the first quarter of 2001 is due to favorable product mix and reduced overhead costs as a result of the shutdown of the Phoenix and Canada facilities in 2001, partially offset by higher promotional activity. Gross profit from Ongoing Operations for the first quarter of 2001 excludes $6.4 ($6.2 of which represents increased depreciation recorded for the Phoenix facility - See Note 5) of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $4.2 of gross profit from the Colorama brand in Brazil.

SG&A expenses

         SG&A expenses were $166.7 for the first quarter of 2002, compared with $176.9 for the first quarter of 2001. SG&A expenses for Ongoing Operations were $160.1 for the first quarter of 2002, which

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


excludes $6.5 of executive separation costs, compared with $171.7 for the first quarter of 2001, which excludes $1.7 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $3.5 of SG&A expenses of the Colorama brand in Brazil. The decrease in SG&A expenses for Ongoing Operations for the first quarter of 2002, as compared to the comparable 2001 period, is due primarily to the reduction of departmental and other general and administrative expenses from $83.9 in the first quarter of 2001 to $72.4 for the first quarter of 2002, primarily as a result of the Company's restructuring efforts and the elimination of goodwill amortization of $1.9, as well as decreases in distribution costs of $2.5. The decrease in SG&A expenses for Ongoing Operations was partially offset by an increase in brand support expenses from $72.0 for the first quarter of 2001 to $74.4 for the first quarter of 2002, including accelerated amortization expense of $2.8 associated with the roll-out of the Company's new permanent display units.

Restructuring costs

         During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to previous restructuring programs, as well as the 2000 restructuring program, principally for additional employee severance and other personnel benefits, relocation and to consolidate worldwide operations.

         In the first quarter of 2002, the Company continued to implement the 2000 restructuring program and recorded a charge of $4.0, principally for additional employee severance and other personnel benefits, relocation and other costs related to the consolidation of worldwide operations.

         The Company anticipates annualized savings of approximately $4 to $6 relating to the restructuring charges recorded during the first quarter of 2002.

Other expenses (income)

         Interest expense was $41.7 for the first quarter of 2002 compared with $50.9 for the first quarter of 2001. The decrease in interest expense for the first quarter of 2002, as compared to the first quarter of 2001, is primarily due to the cancellation of the Old REV Holdings Notes, lower average outstanding borrowings and lower interest rates under the Credit Agreement (as hereinafter defined), partially offset by the interest on the 12% Senior Secured Notes due 2005 (the "12% Notes") (which were issued in late November 2001) and interest on the New REV Holdings Notes that were issued in February 2001.

Sale of assets, net

         In February 2002, Products Corporation completed the disposition of its Benelux business. As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and a deferred purchase price contingent upon future results of up to approximately $3.3, which could be received over approximately a seven-year period. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $1.0.

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


(Benefit) provision for income taxes

         The (benefit) provision for income taxes was $(4.2) for the first quarter of 2002, compared with $0.5 for the first quarter of 2001. The benefit for income taxes in the first quarter of 2002 resulted from the Company's full utilization of its alternative minimum tax net operating losses to offset the alternative minimum taxable income recorded in 2001 in connection with the retirement of the Old REV Holdings Notes, in accordance with the new tax legislation enacted in the first quarter of 2002.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $46.6 and $45.6 for the first quarters of 2002 and 2001, respectively. The increase in net cash used for operating activities is due to lower depreciation and amortization expenses in the 2002 period due to the disposal of manufacturing facilities during 2001 and the elimination of goodwill amortization, which was partially offset by accelerated amortization of permanent display units and higher purchases of permanent displays, partially offset by changes in working capital.

         Net cash used for investing activities was $0.1 and $4.9 for the first quarter of 2002 and 2001, respectively. Net cash used for investing activities for the first quarter of 2002 consisted of capital expenditures, partially offset by the sale of marketable securities. Net cash used for investing activities for the first quarter of 2001 consisted of capital expenditures. The reduction in capital expenditures for the first quarter of 2002, as compared to the first quarter of 2001, is due to the timing of such expenditures.

         Net cash provided by financing activities was $15.9 and $21.8 for the first quarters of 2002 and 2001, respectively. Net cash provided by financing activities for the first quarter of 2002 included cash drawn under the 2001 Credit Agreement and an advance under the Keepwell Agreement, partially offset by the repayment of borrowings under the 2001 Credit Agreement. Net cash provided by financing activities for the first quarter of 2001 included borrowings under the 1997 Credit Agreement and a capital contribution from an indirect parent to retire the Old REV Holdings Notes, partially offset by repayments of borrowings under the 1997 Credit Agreement, payment of debt issuance costs and repayment of the remaining portion of the Old REV Holdings Notes with such capital contribution.

         On November 26, 2001, Products Corporation issued and sold $363 in aggregate principal amount of 12% Notes in a private placement, receiving gross proceeds of $350.5. Products Corporation used the proceeds from the 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with entering into the 2001 Credit Agreement and the issuance of the 12% Notes, and the balance was available for general corporate purposes. On February 25, 2002, Products Corporation filed a registration statement with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange the 12% Notes for registered notes with substantially the same terms (the "Exchange Offer"), which registration statement became effective on May 13, 2002. The Exchange Offer will expire on June 13, 2002, unless extended.

         On November 30, 2001, Products Corporation entered into the 2001 Credit Agreement with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of March 31, 2002, the 2001 Credit Agreement provided up to $250.0, which is comprised of a $117.9 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At March

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


31, 2002, the Term Loan Facility was fully drawn and $97.6 was available under the MultiCurrency Facility, including the letters of credit.

         The Company's principal sources of funds are expected to be cash flow generated from operations, cash on hand and available borrowings under the Multi-Currency Facility of the Credit Agreement and advances under the Keepwell Agreement. The Credit Agreement, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, expenses in connection with the Company s restructuring programs referred to above, debt service payments and interest under the New REV Holdings Notes.

         The Company estimates that cash payments related to the restructuring programs referred to in Note 5 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be $25 to $30 in 2002. Pursuant to tax sharing agreements, REV Holdings and Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings as if REV Holdings or Revlon, Inc., as the case may be, were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. REV Holdings currently anticipates that, with respect to Revlon, Inc. as a result of net operating tax losses and prohibitions under the Credit Agreement, and with respect to REV Holdings as a result of the absence of business operations or a source of income of its own, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreements will be required for 2002.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were forward foreign exchange contracts with a notional amount of $32.5 and a fair value of $0.2 outstanding at March 31, 2002. There were no option contracts outstanding at March 31, 2002.

         The Company expects that cash flows from operations, cash on hand, available borrowings under the Multi-Currency Facility of the Credit Agreement and advances under the Keepwell Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002 including the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, expenses in connection with the Company's restructuring programs referred to above and debt service payments of its subsidiaries. However, there can be no assurance that the combination of cash flow from operations, cash on hand, available borrowings under the Multi-Currency Facility of the Credit Agreement and advances under the Keepwell Agreement will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales, such development, if significant, could reduce Products Corporation's cash flow from operations and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement, including the minimum EBITDA covenant, and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring programs, restructuring subsidiary indebtedness, selling assets or operations, selling its equity securities, seeking capital contributions or loans from affiliates of the Company or selling additional

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


shares of capital stock of Revlon, Inc. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2003. There can be no assurance that any of such actions could be effected, that they would enable the Company's subsidiaries to continue to satisfy their capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The Company, as a holding company, will be dependent on distributions with respect to its approximately 83% ownership interest in Revlon, Inc. from the earnings generated by Products Corporation and advances under the Keepwell Agreement to pay its expenses and to pay interest and the principal amount at maturity of the New REV Holdings Notes. The terms of the Credit Agreement, the 12% Notes, the
8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan.

         The Company currently anticipates that cash flow generated from operations will be insufficient to pay interest when due and the principal amount at maturity of the New REV Holdings Notes. The Company currently anticipates that it will be required to adopt one or more alternatives to pay the principal amount at maturity of the New REV Holdings Notes, such as refinancing its indebtedness, selling its equity securities or the equity securities or assets of Revlon, Inc. or seeking capital contributions or loans from its affiliates. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that any of the foregoing actions would enable the Company to pay the principal amount at maturity of the New REV Holdings Notes or that any of such actions would be permitted by the terms of the indenture governing the New REV Holdings Notes (the "New Indenture") or any other debt instruments of the Company and the Company's subsidiaries then in effect. REV Holdings has entered into a Keepwell Agreement with GSB Investments Corp., one of its affiliates (the "Keepwell Agreement") pursuant to which GSB Investments Corp. has agreed to provide REV Holdings with funds in an amount equal to any interest payments due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payments on the applicable due dates. However, the Keepwell Agreement is not a guarantee of the payment of interest on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the Keepwell Agreement are only enforceable by REV Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the New Indenture for the New REV Holdings Notes. The failure of GSB Investments Corp. to make a payment to REV Holdings under the Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the Keepwell Agreement. In addition, although REV Holdings has the right to enforce the Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the Keepwell Agreement or that it will comply with its obligations under the Keepwell Agreement.

         As of March 31, 2002, GSB Investments Corp. owned an aggregate of 42,949,525 shares, or approximately 31.6% of the common stock of Golden State Bancorp Inc. ("GSB"). At March 31, 2002, the last reported sale price of GSB common stock on the New York Stock Exchange ("NYSE") was $29.69 per share. All of these shares are currently pledged to secure obligations of GSB Investments Corp. or affiliates of GSB Investments Corp. GSB Investments Corp. has received seven quarterly dividends of $0.10 per share, or an aggregate of $30.3, since GSB commenced paying quarterly dividends in July 2000. If GSB were to continue to pay quarterly dividends at this rate and GSB Investments Corp. were to continue to own the same number of shares, GSB Investments Corp. would have sufficient income from dividends paid on its GSB stock to make any payments to REV Holdings that it might be required to make under the Keepwell

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Agreement. However, GSB has only paid dividends at this rate since July 2000 and there can be no assurance that GSB will continue to pay dividends at this rate, if at all, or that GSB Investments Corp. will continue to own its shares of the common stock of GSB. If either GSB Investments Corp. or affiliates of GSB Investments Corp. were to fail to comply with their respective obligations that are secured by the pledge of the GSB common stock, the beneficiary of such pledge could enforce its rights with respect to such collateral and could deprive GSB Investments Corp. of its rights to receive dividends on such pledged shares. If GSB Investments Corp. does not receive sufficient dividend income from its GSB stock, it will be required to seek alternative sources of funds in order to satisfy its potential obligations under the Keepwell Agreement. On February 1, 2002, GSB Investments Corp. made a non-interest bearing advance of $4.9 to REV Holdings under the Keepwell Agreement, which was used to make the February 1, 2002 interest payment on the New REV Holdings Notes. The Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the Keepwell Agreement.

         The Company has developed a new design for its permanent display units and has begun installing them at certain customers' retail stores during 2002. Accordingly, the Company has accelerated the amortization of its existing display units. The Company estimates the installation of these new displays will result in accelerated amortization in the range of $10 to $15 during 2002. The Company estimates that purchases of permanent displays for 2002 will be approximately $60 to $65.

         Additionally, the Company is evaluating its management information systems to determine the scope and timing of upgrading to an Enterprise Resource Planning ("ERP") System intended to provide benefits to the Company in excess of the related purchase and implementation costs. If we determine to implement the ERP System, certain existing information systems would be amortized on an accelerated basis. Based upon the estimated time required to implement an ERP System, the Company currently estimates that it would record additional amortization of its current information system in the range of $15 to $25 during 2002 if it proceeds with the implementation of an ERP System.

         The Company estimates that capital expenditures for 2002 will be $15 to $25.

Disclosures about Contractual Obligations and Commercial Commitments

         The SEC has encouraged all public companies to aggregate all contractual commitments and commercial obligations that affect financial condition and liquidity. To respond to this, the Company has included a table in the Company's Annual Report of Form 10-K for the year ended December 31, 2001. There have been no material changes to the table setting forth the Company's contractual commitments and commercial obligations that affect financial condition and liquidity which was set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2001. The following table presents the information required by Item 7A as of March 31, 2002.

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)




                                          EXPECTED MATURITY DATE FOR THE YEAR ENDED MARCH 31,                        FAIR VALUE
                                   --------------------------------------------------------------------------------   MARCH 31,
                                      2002     2003      2004        2005        2006       THEREAFTER     TOTAL        2002
                                    --------- --------  --------  -----------  ----------  -----------  ------------ ------------
DEBT
------
Short-term variable rate (various
 currencies) ......................  $22.3                                                                   $22.3        $22.3
      Average interest rate (a) ...    7.9%
Long-term fixed rate ($US) ........                                  $351.4      $499.5       $649.9       1,500.8      1,025.1
      Average interest rate .......                                   11.2%        8.6%         8.6%
Long-term variable rate ($US) .....                                   117.9 *                                117.9        117.9
      Average interest rate (a) ...                                    9.9%
Long-term variable rate
      (various currencies) ........                                     7.2 *                                  7.2          7.2
      Average interest rate (a) ...                                    10.3%
                                    ------    -----     -----       -------      ------      -------     ---------      --------
Total debt** ...................... $ 22.3     $ -       $ -         $476.5      $499.5      $ 649.9     $ 1,648.2      $1,172.5
                                    ======    =====     =====       =======      ======      =======     =========      ========

                                     AVERAGE                                                ORIGINAL      CONTRACT
                                   CONTRACTUAL                                              US DOLLAR      VALUE      FAIR VALUE
                                      RATE                                                  NOTIONAL      MARCH 31,    MARCH 31,
FORWARD CONTRACTS                     $/FC                                                  AMOUNT         2002         2002
-----------------                  -----------                                              ----------    ---------   -----------

Buy Euros/Sell USD ................  0.8728                                                  $   4.9     $     4.9          $ -
Sell British Pounds/Buy USD .......  1.4145                                                      2.2           2.2            -
Sell Australian Dollars/Buy USD ...  0.5208                                                      5.6           5.5         (0.1)
Sell Canadian Dollars/Buy USD .....  0.6261                                                     12.6          12.6            -
Sell South African Rand/Buy USD ...  0.0842                                                      2.4           2.4            -
Buy Australian Dollars/
     Sell New Zealand Dollars .....  1.2196                                                      1.8           1.8            -
Buy British Pounds/Sell Euros .....  0.6141                                                      3.0           2.9         (0.1)
                                                                                             -------     ---------      -------
Total forward contracts                                                                      $  32.5        $ 32.3      $  (0.2)
                                                                                             =======   ============     =======

--------------------
(a) Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2002.
* Represents Products Corporation's Credit Agreement which matures in May 2005. ** The New REV Holdings Notes are excluded from the table above since there is no active trading market for the New REV Holdings Notes and therefore the Company is unable to assess the fair market value at this time. The New REV Holdings Notes mature on February 1, 2004 and have a face value of $80.5.


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


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to: the introduction of new products; the Company's plans to update its retail presence and install new display walls (and the Company's estimates of the costs of such new displays, the effects of such plans on the accelerated amortization of existing displays and the estimated amount of such amortization); its future financial performance; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the possible implementation of a new ERP System, the costs and benefits of such system and the effects of the adoption of such system

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


on the accelerated amortization of existing information systems if the Company proceeds with such system; restructuring activities, restructuring costs, the timing of such payments and annual savings and other benefits from such activities; the effects of the Company's trade terms for its U.S. customers, including reduced returns; cash flow from operations, cash on hand and availability of borrowings under the 2001 Credit Agreement, the sufficiency of such funds to satisfy the Company's cash requirements in 2002, and the availability of funds from capital contributions or loans from affiliates, advances under the Keepwell Agreement and the sale of additional shares of Revlon, Inc. or the sale of equity securities of REV Holdings; uses of funds, including for the purchases of permanent displays, capital expenditures (and the Company's estimates of the amounts of such expenses) and restructuring costs (and the Company's estimates of the amounts of such costs); the availability of raw materials and components and, with respect to Europe, products; matters concerning market-risk sensitive instruments; the effects of the assumptions and estimates underlying the Company's critical accounting policies; the effects of the adoption of certain accounting principles; and the receipt, amount and timing of the payment of contingent deferred purchase price in connection with the sale of certain assets. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations to disclose material information under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K to the Commission (which, among other places, can be found on the Commission's website at http://www.sec.gov), as well as on the Company's website at www.revloninc.com. The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) difficulties or delays or unanticipated costs associated with the Company's implementation of new display walls; (iii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iv) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets; (v) actions by competitors, including business combinations, technological breakthroughs, new product offerings, promotional spending and marketing and promotional successes, including increases in market share; (vi) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategic plan, including in connection with the implementation of a new ERP System; (vii) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (viii) difficulties or delays in achieving the intended results of the Company's trade terms, including, without limitation, lower returns or unexpected consequences from the Company's trade terms including the possible effect on sales; (ix) lower than expected cash flow from operations, the inability to secure capital contributions or loans from affiliates or advances under the Keepwell Agreement or sell additional shares of Revlon, Inc. or equity securities of REV Holdings or the unavailability of funds under the 2001 Credit Agreement; (x) higher than expected operating expenses, working capital expenses, permanent display costs, capital expenditures, restructuring costs or debt service payments; (xi) difficulties, delays or unexpected costs in sourcing raw materials or components, and with respect to Europe, products; (xii) interest rate or foreign exchange rate changes affecting the Company and

                     REV HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


its market sensitive financial instruments; (xiii) unanticipated effects of the assumptions and estimates underlying the Company's critical accounting policies;
(xiv) unanticipated effects of the Company's adoption of certain new accounting standards; (xv) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; and (xvi) difficulties or delays in receiving payment of certain contingent deferred purchase price in connection with the sale of certain assets. Factors other than those listed above could cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS -

         10.17 Employment Agreement dated as of February 17, 2002 between Products Corporation and Jack L. Stahl. (Incorporated by reference to Exhibit
10.17 to the Revlon, Inc. March 31, 2002 Form 10-Q).

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

                                            REV HOLDINGS INC.
                                            -----------------
                                                Registrant


                                        By: /s/ Todd J. Slotkin
                                            -------------------------------
                                                Todd J. Slotkin
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Chief Accounting Officer

Dated:  May 15, 2002