Form 10-Q
period 2002-06-30
REV HOLDINGS INC
filed 2002-08-14
CIK 1035678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

  x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -                           EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2002

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -                           EXCHANGE ACT OF 1934


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

The number of shares outstanding of the registrant's common stock was 1,000 shares as of June 30, 2002, all of which were held by an affiliate of Mafco Holdings Inc.



                                Total Pages - 28

                       REV HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                          JUNE 30,           DECEMBER 31,
                              ASSETS                                                        2002                 2001
                                                                                       ---------------      ---------------
Current assets:                                                                         (Unaudited)
      Cash and cash equivalents.................................................    $            32.0     $          103.3
      Marketable securities.....................................................                    -                  2.2
      Trade receivables, less allowances of $15.6
            and $15.4, respectively.............................................                209.2                203.9
      Inventories...............................................................                161.4                157.9
      Prepaid expenses and other................................................                 45.5                 45.6
                                                                                       ---------------      ---------------
            Total current assets................................................                448.1                512.9
Property, plant and equipment, net..............................................                131.6                142.8
Other assets....................................................................                143.7                143.9
Intangible assets, net..........................................................                198.1                198.5
                                                                                       ---------------      ---------------
            Total assets........................................................    $           921.5     $          998.1
                                                                                       ===============      ===============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties.....................................    $            22.6     $           17.5
      Accounts payable..........................................................                 88.3                 87.0
      Accrued expenses and other................................................                260.0                285.4
                                                                                       ---------------      ---------------
            Total current liabilities...........................................                370.9                389.9
Long-term debt - third parties..................................................              1,735.2              1,700.0
Long-term debt - affiliates.....................................................                 33.5                 28.6
Other long-term liabilities.....................................................                258.0                261.1

Stockholder's deficiency:
      Common stock, par value $1.00 per share; 1,000
            shares authorized, issued and outstanding...........................                    -                    -
      Additional paid-in-capital................................................                306.7                306.7
      Accumulated deficit since June 24, 1992...................................             (1,712.8)            (1,627.1)
      Accumulated other comprehensive loss......................................                (70.0)               (61.1)
                                                                                       ---------------      ---------------
            Total stockholder's deficiency......................................             (1,476.1)            (1,381.5)
                                                                                       ---------------      ---------------
            Total liabilities and stockholder's deficiency......................    $           921.5     $          998.1
                                                                                       ===============      ===============




           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                                 JUNE 30,                                     JUNE 30,
                                                  --------------------------------------        ----------------------------------
                                                        2002                 2001                    2002              2001
                                                  -----------------    -----------------        ---------------   ----------------

Net sales....................................  $             308.2   $            322.1      $           583.6  $           635.7
Cost of sales................................                119.8                143.0                  228.8              274.6
                                                  -----------------    -----------------        ---------------   ----------------
     Gross profit                                            188.4                179.1                  354.8              361.1
Selling, general and administrative expenses.                180.8                182.5                  347.5              359.4
Restructuring costs..........................                  3.2                  7.9                    7.2               22.5
                                                  -----------------    -----------------        ---------------   ----------------

     Operating income (loss).................                  4.4                (11.3)                   0.1              (20.8)
                                                  -----------------    -----------------        ---------------   ----------------

Other expenses (income):
     Interest expense........................                 41.6                 39.1                   83.3               90.0
     Interest income.........................                 (1.3)                (0.6)                  (1.8)              (1.5)
     Amortization of debt issuance costs.....                  1.9                  1.2                    3.8                3.9
     Foreign currency losses (gains), net....                  2.4                  0.2                    1.8               (0.2)
     Loss on sale of assets and brand, net...                    -                  7.1                    1.0                7.1
     Miscellaneous, net......................                  0.2                    -                    0.9                0.8
                                                  -----------------    -----------------        ---------------   ----------------
          Other expenses, net................                 44.8                 47.0                   89.0              100.1
                                                  -----------------    -----------------        ---------------   ----------------

Loss before income taxes.....................                (40.4)               (58.3)                 (88.9)            (120.9)

Provision (benefit) for income taxes.........                  1.0                  1.3                   (3.2)               1.8

                                                  -----------------    -----------------        ---------------   ----------------
Net loss.....................................  $             (41.4)  $            (59.6)     $           (85.7) $          (122.7)
                                                  =================    =================        ===============   ================


           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                       REV HOLDINGS INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)

                                                           ADDITIONAL                         ACCUMULATED
                                                         PAID-IN-CAPITAL                         OTHER                TOTAL
                                                            (CAPITAL          ACCUMULATED    COMPREHENSIVE         STOCKHOLDER'S
                                                          DEFICIENCY)         DEFICIT           LOSS (a)           DEFICIENCY
                                                         ---------------    -------------   -----------------     --------------

Balance, January 1, 2001 ............................  $         (391.8)   $    (1,442.3) $            (29.8)   $      (1,863.9)
     Capital contribution from indirect parent.......             699.5 (d)                                               699.5
     Net distribution from affiliate.................              (0.9)(b)                                                (0.9)
     Comprehensive loss:
             Net loss................................                             (122.7)                                (122.7)
             Currency translation adjustment.........                                                   (3.6)(c)           (3.6)
             Revaluation of foreign currency forward
             exchange contracts......................                                                    0.6                0.6
                                                                                                                  --------------
     Total comprehensive loss........................                                                                    (125.7)
                                                         ---------------    -------------   -----------------     --------------
Balance, June 30, 2001...............................  $          306.8    $    (1,565.0)  $           (32.8)  $       (1,291.0)
                                                         ===============    =============   =================     ==============

Balance, January 1, 2002.............................  $          306.7    $    (1,627.1)  $           (61.1)  $       (1,381.5)
     Comprehensive loss:
             Net loss................................                              (85.7)                                 (85.7)
             Currency translation adjustment.........                                                   (8.4)              (8.4)
             Revaluation of foreign currency forward
             exchange contracts......................                                                   (0.5)              (0.5)
                                                                                                                  --------------
     Total comprehensive loss........................                                                                     (94.6)
                                                         ---------------    -------------   -----------------     --------------
Balance, June 30, 2002...............................  $          306.7    $    (1,712.8)  $           (70.0)  $       (1,476.1)
                                                         ===============    =============   =================     ==============


--------------------

 (a) Accumulated other comprehensive loss includes unrealized losses (gains) on revaluations of foreign currency forward exchange contracts of $0.5 and $(0.6) as of June 30, 2002 and 2001, respectively, cumulative net translation losses of $23.4 and $29.8 as of June 30, 2002 and 2001, respectively, and adjustments for the minimum pension liability of $46.1 and $3.6 as of June 30, 2002 and 2001, respectively.
 (b) Represents net distributions in capital from the Charles of the Ritz business.
 (c) The currency translation adjustment as of June 30, 2001 includes a reclassification adjustment of $7.1 for realized losses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil.
 (d) Represents primarily capital contributions from indirect parent to cancel REV Holdings Senior Secured Discount Notes due 2001 (the "Old REV Holdings Notes").


           See Accompanying Notes to Unaudited Consolidated Condensed
                             Financial Statements.

                           REV HOLDINGS INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             2002              2001
                                                                                              -------------     -------------
Net loss........................................................................           $         (85.7)  $        (122.7)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization..............................................                      60.1              62.4
     Loss on sale of brand and assets, net......................................                       1.0               7.1
     Amortization of debt discount..............................................                         -              15.7
     Change in assets and liabilities, net of acquisitions and dispositions:
          (Increase) decrease in trade receivables..............................                      (8.2)              5.8
          Increase in inventories...............................................                      (4.8)             (7.4)
          Increase in prepaid expenses and
                       other current assets.....................................                      (0.6)             (4.7)
          Increase in accounts payable..........................................                       1.3              20.5
          Decrease in accrued expenses and other
                       current liabilities......................................                     (22.9)             (4.6)
          Purchase of permanent displays........................................                     (34.6)            (29.3)
          Other, net............................................................                     (12.9)             (3.2)
                                                                                              -------------     -------------
Net cash used for operating activities..........................................                    (107.3)            (60.4)
                                                                                              -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................                      (4.8)             (9.4)
Sale of marketable securities...................................................                       1.8                 -
Net proceeds from the sale of brand and certain assets..........................                         -              35.2
                                                                                              -------------     -------------
Net cash (used for) provided by investing activities............................                      (3.0)             25.8
                                                                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties...........................                       4.8               0.3
Proceeds from the issuance of long-term debt - third parties....................                      47.1             157.5
Repayment of long-term debt - third parties.....................................                     (14.0)           (161.1)
Capital contribution from indirect parent.......................................                         -              22.0
Net distribution from affiliate.................................................                         -              (0.9)
Payment of debt issuance costs..................................................                         -              (2.4)
Advance under the Keepwell Agreement............................................                       4.9                 -
                                                                                              -------------     -------------
Net cash provided by financing activities.......................................                      42.8              15.4
                                                                                              -------------     -------------
Effect of exchange rate changes on cash and cash equivalents....................                      (3.8)             (2.7)
                                                                                              -------------     -------------
     Net decrease in cash and cash equivalents..................................                     (71.3)            (21.9)
     Cash and cash equivalents at beginning of period...........................                     103.3              56.3
                                                                                              -------------     -------------
     Cash and cash equivalents at end of period.................................           $          32.0   $          34.4
                                                                                              =============     =============

Supplemental schedule of cash flow information:
     Cash paid during the period for:
          Interest..............................................................           $          81.1   $          68.4
          Income taxes, net of refunds..........................................                       2.0               2.2

 Supplemental schedule of noncash financing activities:
      Noncash capital contribution from indirect parent to cancel the Old REV
           Holdings Notes and pursuant to the amended tax sharing agreements....            $            -    $        677.5


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

         In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines. The second portion of the Guidelines (formerly EITF Issue 00-25) addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Certain promotional payments that were classified in SG&A expenses are now classified as a reduction of net sales. The impact of the adoption of the second portion of the Guidelines on the consolidated financial statements reduced both net sales and SG&A expenses by equal and offsetting amounts. Such adoption did not have any impact on the Company's reported operating loss or net loss. The Company adopted the second portion of the Guidelines effective January 1, 2002, and accordingly, all prior period financial statements reflect the implementation of the second portion of the Guidelines.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting

                       REV HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company performed a transitional goodwill impairment test as required and has determined that no goodwill impairment existed at January 1, 2002. The Company has also evaluated the lives of all of its intangible assets. As a result of this evaluation, the Company has determined that none of its intangible assets, other than goodwill, have indefinite lives and that the existing useful lives are appropriate. (See Note 4).

         In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company adopted the provisions of Statement 144 effective January 1, 2002 and such adoption had no effect on its financial statements.

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.


2.    INVENTORIES

                                                                                   JUNE 30,               DECEMBER 31,
                                                                                     2002                    2001
                                                                                 --------------          --------------
              Raw materials and supplies...............................       $           49.3        $           44.9
              Work-in-process..........................................                   10.7                    10.1
              Finished goods...........................................                  101.4                   102.9
                                                                                 --------------          --------------
                                                                              $          161.4        $          157.9
                                                                                 ==============          ==============




(3)  OTHER ASSETS

         The Company capitalizes the cost of permanent display fixtures and amortizes such cost over the estimated useful life of the assets of three to five years. Beginning in the first quarter of 2002, the Company decided to roll-out new permanent display units, replacing existing permanent display fixtures at an accelerated rate. As a result, the useful lives of those permanent display fixtures to be replaced were shortened to their new estimated useful lives, resulting in accelerated amortization of $6.9 and $9.7 during the three months and six months ended June 30, 2002, respectively.

(4)  INTANGIBLE ASSETS, NET

         Intangible assets, net of $198.1 and $198.5 at June 30, 2002 and December 31, 2001, respectively, consists of trademarks, net, patents, net and goodwill, net. The amounts outstanding for these intangible assets at June 30, 2002 and December 31, 2001 were as follows: for trademarks, net, $6.8 and $6.8, respectively; for patents, net, $5.4 and $5.8, respectively; and for goodwill, net, $185.9 at both June 30, 2002 and December 31, 2001. Amortization expense for the three-months and six-months ended June 30,

                       REV HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



2002 and 2001 was $0.4 and $0.8, respectively, and $2.3 and $4.6, respectively. Amortization of goodwill ceased on January 1, 2002 upon adoption of Statement
142. Excluding amortization expense related to goodwill of $1.9 and $3.8 recognized during the three-months and six-months ended June 30, 2001, respectively, net loss would have been $57.7 and $118.9, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2007.


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

         During the second quarter of 2002 and the six months ended June 30, 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded a charge of $3.2 and $7.2, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of worldwide operations.

         In connection with the 2000 restructuring program, termination benefits for 2,436 employees were included in the Company's restructuring charges, substantially all of whom have been terminated as of June 30, 2002. The remaining employees from the 2000 restructuring program are expected to be terminated within one year from the date of their notification.

         Details of the activity described above during the six-month period ended June 30, 2002 are as follows:

                                                 BALANCE                              UTILIZED, NET             BALANCE
                                                  AS OF                        ---------------------------       AS OF
                                                  1/1/02       EXPENSES, NET       CASH           NONCASH      6/30/02
                                                -----------   --------------   ------------     ----------  -------------
 Employee severance and other
        personnel benefits.................    $      15.1     $       5.9     $     (11.5)    $         -  $         9.5
  Relocation...............................              -             0.3            (0.3)              -              -
  Leases and equipment write-offs..........            7.4             0.7            (1.5)              -            6.6
  Other obligations........................            0.3             0.3            (0.2)              -            0.4
                                                -----------      ----------      ----------     -----------   -----------
                                               $      22.8     $       7.2     $     (13.5)    $         -  $        16.5
                                                ===========      ==========      ==========     ===========   ===========




         In connection with the 2000 restructuring program, in the beginning of the fourth quarter of 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The plan was to relocate substantially all of the Phoenix equipment to

                       REV HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)





the Oxford facility and commence production there over a period of approximately nine months which would allow the Company to fully staff the Oxford facility and to produce enough inventory through a combination of production in the Phoenix and Oxford facilities to meet supply chain demand as the Phoenix facility production lines were dismantled, moved across the country, and placed into service at the Oxford facility. Substantially all production at the Phoenix facility ceased by June 30, 2001, and the facility was sold. At the time the decision was made the useful lives of the facility and production assets which would not be relocated to the Oxford facility were shortened to the nine-month period in which the Phoenix facility would continue production. The Company began depreciating the net book value of the Phoenix facility and production equipment in excess of their estimated salvage value over the estimated nine-month useful life. This resulted in the recognition of increased depreciation through June 30, 2001 of $6.1, which is included in cost of sales.

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

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
GEOGRAPHIC AREAS:                                                     JUNE 30,                             JUNE 30,
                                                            ------------------------------      ------------------------------
       Net sales:                                               2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------
             United States..........................     $        206.1    $        205.5    $        393.1    $        408.0
             Canada.................................               10.9              10.7              20.3              20.7
                                                            ------------      ------------      ------------      ------------
             United States and Canada...............              217.0             216.2             413.4             428.7
             International..........................               91.2             105.9             170.2             207.0
                                                            ------------      ------------      ------------      ------------
                                                         $        308.2    $        322.1    $        583.6    $        635.7
                                                            ============      ============      ============      ============

                                                              JUNE 30,          DECEMBER 31,
       Long-lived assets:                                       2002              2001
                                                            ------------      ------------
             United States..........................     $        400.3    $        411.1
             Canada.................................                3.0               2.5
                                                            ------------      ------------
             United States and Canada...............              403.3             413.6
             International..........................               70.1              71.6
                                                            ------------      ------------
                                                         $        473.4    $        485.2
                                                            ============      ============

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
CLASSES OF SIMILAR PRODUCTS:                                          JUNE 30,                            JUNE 30,
                                                            ------------------------------      ------------------------------
       Net sales:                                               2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------
             Cosmetics, skin care and fragrances....     $        193.7    $        197.6    $        368.9    $        404.2
             Personal care..........................              114.5             124.5             214.7             231.5
                                                            ------------      ------------      ------------      ------------
                                                         $        308.2    $        322.1    $        583.6    $        635.7
                                                            ============      ============      ============      ============

                       REV HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


(7)  DISPOSITION

         In February 2002, Products Corporation completed the disposition of its subsidiaries that operated its marketing, sales and distribution business in Belgium, the Netherlands and Luxembourg ("Benelux"). As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and a deferred purchase price contingent upon future results of up to approximately $4.7, which could be received over approximately a seven-year period. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $1.0 in the first quarter of 2002.

(8)  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the exposure of adverse effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). During 2002, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at June 30, 2002 was $27.2. The Company recorded an accrued liability of $0.7 in the balance sheet, a foreign exchange loss of $0.2 and a debit of $0.5 in Other Comprehensive Loss, which represents the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2002.

(9)  LONG-TERM DEBT

         On February 12, 2001, REV Holdings issued $80.5 principal amount of its 12% Senior Secured Notes due 2004 (the "New REV Holdings Notes"), which were issued in exchange for a like principal amount of the Senior Secured Discount Notes due 2001 (the "Old REV Holdings Notes"). The New REV Holdings Notes bear interest at 12% per year, payable semi-annually, and mature on February 1, 2004. On March 15, 2001, an affiliate contributed $667.5 principal amount of Old REV Holdings Notes to REV Holdings, which were delivered to the trustee for cancellation and contributed $22.0 in cash to REV Holdings to retire the remaining Old REV Holdings Notes at maturity. Upon cancellation, the indenture governing the Old REV Holdings Notes was discharged.

         REV Holdings has entered into a Keepwell Agreement with GSB Investments Corp., one of its affiliates (the "Keepwell Agreement"), pursuant to which GSB Investments Corp. has agreed to provide REV Holdings with funds in an amount equal to any interest payments due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payments on the applicable due dates. However, the Keepwell Agreement is not a guarantee of the payment of interest

                       REV HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the Keepwell Agreement are only enforceable by REV Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the New Indenture (as hereinafter defined) for the New REV Holdings Notes. The failure of GSB Investments Corp. to make a payment to REV Holdings under the Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the Keepwell Agreement. In addition, although REV Holdings has the right to enforce the Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the Keepwell Agreement or that it will comply with its obligations under the Keepwell Agreement.

         As of March 31, 2002, GSB Investments Corp. owned 42,949,525 shares of the common stock of Golden State Bancorp Inc. ("GSB"). On June 20, 2002, GSB Investments Corp. dividended 22,868,801 shares of GSB common stock to its parent. As of June 30, 2002, GSB Investments Corp. owned 20,080,724 shares of GSB. At June 28, 2002, the last reported sale price of GSB common stock on the New York Stock Exchange was $36.25 per share. All of the shares of GSB owned by GSB Investments Corp. are pledged to secure forward contracts.

         On May 21, 2002, GSB, Citigroup Inc. ("Citigroup") and a subsidiary of Citigroup entered into an Agreement and Plan of Merger (the "GSB Merger Agreement"). Pursuant to the GSB Merger Agreement and subject to the terms and conditions set forth therein, GSB will merge with a subsidiary of Citigroup (the "GSB Merger"), and, as a result of the GSB Merger, GSB will become a wholly owned subsidiary of Citigroup. Upon consummation of the GSB Merger, Citigroup will pay an amount equal to approximately $16.4 in cash and 0.5324 shares of common stock, par value $0.01 per share, of Citigroup (the "Citigroup Common Stock") for each share of GSB common stock. GSB's stockholders will be entitled to elect to receive such merger consideration in Citigroup Common Stock or cash, subject to certain limitations. The transaction is expected to close in the fourth quarter of 2002. Since the mix of Citigroup Common Stock and cash to be received by GSB Investments Corp. in the GSB Merger depends upon, among other things, the market value of the Citigroup Common Stock prior to the closing of the GSB Merger, the election to be made by GSB Investments Corp., the elections made by all other GSB stockholders and limitations in the forward contracts to which GSB Investments Corp. is a party, it is not possible at this time to determine the mix of Citigroup Common Stock and cash to be received by GSB Investments Corp. in the GSB Merger. In addition, at or about the time of the GSB Merger, GSB Investments Corp. expects to receive shares of Citigroup Common Stock as consideration for certain tax benefits realized by GSB. The number of shares of Citigroup Common Stock to be received by GSB Investments Corp. for tax benefits depends upon, among other things, the market value of Citigroup Common Stock and the timing of the resolution of certain tax matters. All shares of Citigroup Common Stock received by GSB Investments Corp. in connection with the GSB Merger will be pledged to secure the forward contracts of GSB Investments Corp. (excluding, however, the shares received for tax benefits). All cash received by GSB Investments Corp. in connection with the GSB Merger is expected to be advanced to an affiliate of GSB Investments Corp.

         GSB has paid quarterly dividends of $0.10 per share since July 2000. If GSB were to continue to pay quarterly dividends at this rate and GSB Investments Corp. were to continue to own 20,080,724 shares of GSB, GSB Investments Corp. would not have sufficient income from dividends paid on its GSB stock to make the payments to REV Holdings that it might be required to make under the Keepwell Agreement. Furthermore, GSB has only paid dividends at this rate since July 2000 and there can be no assurance that GSB will continue to pay dividends at this rate, if at all, or that GSB Investments Corp. will continue to own its shares of the common stock of GSB or, after consummation of the GSB Merger, its shares of Citigroup Common Stock. Citigroup has paid quarterly dividends, which have increased from $0.12 per share in the first quarter of 2000 to $0.18 per share in the second quarter of 2002. Due to the uncertainty regarding the number of shares of Citigroup Common Stock that GSB Investments Corp. will receive in the GSB Merger and in connection with certain tax benefits realized by GSB, it is not possible to determine at this time whether GSB Investments Corp. would have sufficient income from dividends paid on its Citigroup Common Stock to make the payments to REV Holdings that it might be required to make

                       REV HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



under the Keepwell Agreement. Furthermore, there can be no assurance that Citigroup will continue to pay dividends at this rate, if at all, or that GSB Investments Corp. will continue to own the shares of Citigroup Common Stock it receives in connection with the GSB Merger and the realization of tax benefits by GSB.

         If GSB Investments Corp. fails to comply with its obligations under the forward contracts that are secured by the pledge of the GSB common stock, the beneficiary of such pledge could enforce its rights with respect to such collateral and could deprive GSB Investments Corp. of its rights to receive dividends on such pledged shares. GSB Investments Corp. has advised REV Holdings that, if GSB Investments Corp. does not receive sufficient dividend income from its GSB common stock or, after consummation of the GSB Merger, its shares of Citigroup Common Stock, to satisfy its obligations under the Keepwell Agreement it expects to obtain capital contributions or loans from affiliates to satisfy such obligation. There can be no assurance that GSB Investments Corp. could obtain any such funds.

         On February 1, 2002 and August 1, 2002, GSB Investments Corp. made non-interest bearing advances totaling $9.8 to REV Holdings under the Keepwell Agreement, which were used to make the February 1, 2002 and August 1, 2002 interest payments on the New REV Holdings Notes. The Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the Keepwell Agreement.

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

         As of March 31, 2002, 4.2 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure the New REV Holdings Notes and 38.7 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure obligations of an affiliate of REV Holdings. During the second quarter of 2002, 22.9 million of the foregoing shares of Revlon, Inc. common stock owned by REV Holdings were released from pledge. As of June 30, 2002, 4.2 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure the New REV Holdings Notes and 15.8 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure obligations of an affiliate of REV Holdings.

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

Sales Returns:

         The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records estimated sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory. Cost of sales includes the cost of refurbishment of returned products. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from our estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from our estimates and expectations.

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

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Inventories:

         Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances or competitive conditions differ from our estimates and expectations.

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

         Long-lived assets, including fixed assets, permanent display units and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

Pension Benefits:

         The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. These differences may result in a significant impact to the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for 2002 will be significantly higher than in recent years.

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



RESULTS OF OPERATIONS

         In order to provide a comparison of results from its ongoing operations, the Company's discussion includes presentation on an "ongoing operations" basis. The following table sets forth certain summary unaudited data for the Company for the three months and six months ended June 30, 2002 and June 30, 2001, respectively, reconciling the Company's actual "as reported results" to the ongoing operations, after giving effect to the following: (i) the disposition of the Colorama brand, assuming such transaction occurred on January 1, 2001; (ii) the elimination of restructuring costs in the period incurred; and
(iii) the elimination of additional costs associated with the closing of the Phoenix and Canada facilities that were included in cost of sales and selling, general and administrative expenses ("SG&A") and executive severance costs that were included in SG&A expenses in the period incurred (after giving effect thereto, the "Ongoing Operations"). The adjustments are based upon available information and certain assumptions that the Company's management believes are reasonable and do not represent pro forma adjustments prepared in accordance with Regulation S-X. The summary unaudited data for the Ongoing Operations does not purport to represent the results of operations or the Company's financial position that actually would have occurred had the foregoing transactions referred to in (i) above been consummated on January 1, 2001.



THREE MONTHS ENDED JUNE 30, 2002:
---------------------------------------------
                                                                       BRANDS AND       RESTRUCTURING
                                                        AS             FACILITIES         COSTS AND          ONGOING
                                                     REPORTED             SOLD           OTHER, NET         OPERATIONS
                                                  ----------------  -----------------  ----------------  -----------------

Net sales ..................................   $            308.2 $                - $               - $            308.2
Gross profit ...............................                188.4                  -               0.3              188.7
SG&A expenses ..............................                180.8                  -                 -              180.8
Restructuring costs and other, net..........                  3.2                  -              (3.2)                 -

SIX MONTHS ENDED JUNE 30, 2002:
---------------------------------------------
                                                                       BRANDS AND       RESTRUCTURING
                                                        AS             FACILITIES         COSTS AND          ONGOING
                                                     REPORTED             SOLD           OTHER, NET         OPERATIONS
                                                  ----------------  -----------------  ----------------  -----------------

Net sales ..................................   $            583.6 $                - $               - $            583.6
Gross profit ...............................                354.8                  -               1.0              355.8
SG&A expenses ..............................                347.5                  -              (6.6)             340.9
Restructuring costs and other, net..........                  7.2                  -              (7.2)                 -

THREE MONTHS ENDED JUNE 30, 2001:
---------------------------------------------
                                                                       BRANDS AND       RESTRUCTURING
                                                        AS             FACILITIES         COSTS AND          ONGOING
                                                     REPORTED             SOLD           OTHER, NET         OPERATIONS
                                                  ----------------  -----------------  ----------------  -----------------

Net sales ..................................   $            322.1 $             (6.3)$               - $            315.8
Gross profit ...............................                179.1               (2.8)             18.4              194.7
SG&A expenses ..............................                182.5               (3.3)             (4.0)             175.2
Restructuring costs and other, net..........                  7.9                  -              (7.9)                 -

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)






SIX MONTHS ENDED JUNE 30, 2001:
---------------------------------------------
                                                                       BRANDS AND       RESTRUCTURING
                                                        AS             FACILITIES         COSTS AND          ONGOING
                                                     REPORTED             SOLD           OTHER, NET         OPERATIONS
                                                  ----------------  -----------------  ----------------  -----------------

Net sales ...................................  $            635.7 $            (16.1)$               - $            619.6
Gross profit ................................               361.1               (7.0)             24.8              378.9
SG&A expenses ...............................               359.4               (6.8)             (5.7)             346.9
Restructuring costs and other, net...........                22.5                  -             (22.5)                 -







Net sales

         Net sales were $308.2 and $322.1 for the second quarters of 2002 and 2001, respectively, a decrease of $13.9, or 4.3% on a reported basis (a decrease of 2.1% on a constant U.S. dollar basis), and were $583.6 and $635.7 for the first half of 2002 and 2001, respectively, a decrease of $52.1, or 8.2% on a reported basis (a decrease of 5.5% on a constant U.S. dollar basis).

         Net sales from Ongoing Operations were $308.2 and $315.8 for the second quarters of 2002 and 2001, respectively, a decrease of $7.6, or 2.4% on a reported basis (a decrease of 0.2% on a constant U.S. dollar basis), and were $583.6 and $619.6 for the first half of 2002 and 2001, respectively, a decrease of $36.0, or 5.8% on a reported basis (a decrease of 3.2% on a constant U.S. dollar basis).

         United States and Canada. Net sales in the United States and Canada on both an as reported and Ongoing Operations basis were $217.0 for the second quarter of 2002 compared with $216.2 for the second quarter of 2001, an increase of $0.8, or 0.4%, and were $413.4 and $428.7 for the first half of 2002 and 2001, respectively, a decrease of $15.3, or 3.6%. The decrease for the first half of 2002 of 3.6% was driven primarily by lower shipments to our retail customers as a result of the decision by two major U.S. retailers to shift the timing of plan-o-gram resets for certain 2002 new products (this resulted in shipments of approximately $14.0 of 2002 new products in the fourth quarter of
2001) and to a lesser extent increased sales returns and allowances, higher promotional activity and increased competitive activity.

         International. Net sales in the Company's international operations were $91.2 for the second quarter of 2002, compared with $105.9 for the second quarter of 2001, a decrease of $14.7, or 13.9% on a reported basis (a decrease of 7.6% on a constant U.S. dollar basis) and were $170.2 and $207.0 for the first half of 2002 and 2001, respectively, a decrease of $36.8, or 17.8% on a reported basis (a decrease of 10.1% on a constant U.S. dollar basis).

         Net sales in the Company's international Ongoing Operations ("Ongoing International Operations") were $91.2 and $99.6 for the second quarters of 2002 and 2001, respectively, a decrease of $8.4, or 8.4%, on a reported basis (a decrease of 1.5% on a constant U.S. dollar basis) and were $170.2 and $190.9 for the first half of 2002 and 2001, respectively, a decrease of $20.7, or 10.8% on a reported basis (a decrease of 2.5% on a constant U.S. dollar basis).

         Ongoing International Operations sales are divided by the Company into three geographic regions. In Europe and Africa, which is comprised of Europe, the Middle East and Africa, net sales decreased by $3.5, or 8.8% on a reported basis to $36.2 for the second quarter of 2002, as compared with the second quarter of 2001 (a decrease of 5.7% on a constant U.S. dollar basis), and decreased by $9.5, or 12.2% on a reported basis to $68.2 for the first half of 2002, as compared with the first half of 2001 (a decrease of 5.8% on a constant U.S. dollar basis). In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $7.4, or 22.3% on a reported basis to $25.8 for the second quarter of

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


2002, as compared with the second quarter of 2001 (a decrease of 3.1% on a constant U.S. dollar basis) and decreased by $13.5, or 21.7% on a reported basis to $48.6 for the first half of 2002, as compared with the first half of 2001 (a decrease of 4.3% on a constant U.S. dollar basis). In the Far East, net sales increased by $2.5, or 9.4% on a reported basis to $29.2 for the second quarter of 2002, as compared with the second quarter of 2001 (an increase of 6.1% on a constant U.S. dollar basis) and increased by $2.3, or 4.5% on a reported basis to $53.4 for the first half of 2002, as compared with the first half of 2001 (an increase of 4.0% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities. The Company is experiencing production difficulties with its principal third party manufacturer for Europe and certain other international markets which operates the Maesteg facility. As a result, the Company is engaged in discussions with the manufacturer to, among other things, revise the Supply Agreement between them. In the interim, the Company intends to source products for Europe and certain other international markets from its Oxford facility and other available sources. The Company anticipates that these production difficulties will be resolved during the first half of 2003.

         The decrease in net sales for the second quarter, as compared to the comparable 2001 period, for Ongoing International Operations on a comparable currency basis, was primarily due to political and economic difficulties in Argentina and Venezuela (which factor the Company estimates contributed to an approximately 3.7% reduction in net sales on a constant dollar basis), increased competitive activity in Mexico and Italy (which factor the Company estimates contributed to an approximately 2.8% reduction in net sales on a constant dollar basis), conversion of the Company's Benelux business to a distributor (which factor the Company estimates contributed to an approximately 2.6% reduction in net sales on a constant dollar basis), and disruption in production at the Company's third party manufacturer in Maesteg, Wales, which the Company estimates contributed to an approximately 1.4% reduction in net sales, partially offset by increased new product sales and distribution in the U.K., South Africa, China, Hong Kong and Taiwan (which factor the Company estimates contributed to an approximately 5.7% increase in net sales on a constant dollar basis), and sales tax increases in Brazil (which factor the Company estimates contributed to an approximately 3.6% increase in net sales on a constant dollar basis).

         The decrease in net sales for the first half of 2002, as compared to the comparable 2001 period, for Ongoing International Operations on a comparable currency basis, was primarily due to political and economic difficulties in Argentina and Venezuela (which factor the Company estimates contributed to an approximately 3.3% reduction in net sales on a constant dollar basis), increased competitive activity in Mexico, Italy, Australia, New Zealand and Japan (which factor the Company estimates contributed to an approximately 2.6% reduction in net sales on a constant dollar basis), conversion of the Company's Benelux and Israel businesses to a distributor (which factor the Company estimates contributed to an approximately 3.3% reduction in net sales on a constant dollar basis), and disruption in production at the Company's third party manufacturer in Maesteg, Wales, which the Company estimates contributed to an approximately 0.7% reduction in net sales, partially offset by increased new product sales and distribution in the U.K., South Africa, China, Hong Kong and Taiwan (which factor the Company estimates contributed to an approximately 5.5% increase in net sales on a constant dollar basis), and sales tax increases in Brazil (which factor the Company estimates contributed to an approximately 2.6% increase in net sales on a constant dollar basis).

Gross profit

         Gross profit was $188.4 for the second quarter of 2002, compared with $179.1 for the second quarter of 2001 and was $354.8 for the first half of 2002, compared to $361.1 for the first half of 2001. As a percentage of net sales, gross profit margins were 61.1% for the second quarter of 2002, compared with 55.6% for the second quarter of 2001 and was 60.8% for the first half of 2002, compared with 56.8% for the first half of 2001. Gross profit and gross profit margin for Ongoing Operations were $188.7 and 61.2%,

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



respectively, in the second quarter of 2002, compared with gross profit and gross profit margin of $194.7 and 61.7% in the second quarter of 2001 and were $355.8 and 61.0%, respectively, in the first half of 2002, compared with gross profit and gross profit margin of $378.9 and 61.2% in the first half of 2001. The decline in gross profit margin on an ongoing basis in the second quarter and first half of 2002 compared to the comparable 2001 periods is due to higher promotional activity, returns and allowances, as well as higher costs for certain products produced in Europe and unfavorable product mix, partially offset by reduced overhead costs primarily as a result of the shutdown of the Phoenix and Canada facilities in 2001. Gross profit from Ongoing Operations for the first half of 2001 excludes $24.8 ($6.1 of which represents increased depreciation recorded for the Phoenix facility - See Note 5) of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $7.0 of gross profit from the Colorama brand in Brazil.

SG&A expenses

         SG&A expenses were $180.8 for the second quarter of 2002, compared with $182.5 for the second quarter of 2001 and $347.5 for the first half of 2002 compared with $359.4 for the first half of 2001. SG&A expenses for Ongoing Operations were $180.8 for the second quarter of 2002, compared with $175.2 for the second quarter of 2001, which excludes $4.0 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $3.3 of SG&A expenses of the Colorama brand in Brazil in 2001. SG&A expenses for Ongoing Operations were $340.9 for the first half of 2002, which excludes $6.5 of executive separation costs, compared with $346.9 for the first half of 2001, which excludes $5.7 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $6.8 of SG&A expenses of the Colorama brand in Brazil in 2001. The increase in SG&A expenses for Ongoing Operations for the second quarter of 2002, as compared to the second quarter of 2001, is due primarily to higher permanent display amortization of $6.9 associated with the roll-out of the Company's new permanent display units (See Financial Condition, Liquidity and Capital Resources) and accelerated amortization charges of $1.4 and a write-off of $2.2 for certain information systems related to the Company's decision to upgrade its information systems (See Financial Condition, Liquidity and Capital Resources) and higher departmental and other general and administrative expenses of $10.8 primarily related to compensation and professional fees. These increases were partially offset by a reduction of $11.2 for certain brand support expenses, the elimination of goodwill amortization of $1.9, as well as lower distribution costs of $1.5. The decrease in SG&A expenses for Ongoing Operations for the first half of 2002, as compared to the first half of 2001 is primarily due to a reduction of $10.7 for certain brand support expenses, the elimination of goodwill amortization of $3.8, as well as lower distribution costs of $3.9, partially offset by higher permanent display amortization of $9.7 associated with the roll-out of the Company's new permanent display units, accelerated amortization charges of $1.4 and a write-off of $2.2 in connection with the Company's decision to upgrade certain of its information systems and higher departmental and other general and administrative expenses of $1.4 primarily related to compensation and professional fees.

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

         During the second quarter of 2002 and the six months ended June 30, 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded a charge of $3.2 and $7.2, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of worldwide operations.

         The Company anticipates annualized savings of approximately $8 to $10 relating to the restructuring charges recorded during the first half of 2002.

Other expenses (income)

         Interest expense was $41.6 for the second quarter of 2002 compared with $39.1 for the second quarter of 2001, and $83.3 for the first half of 2002, compared to $90.0 for the first half of 2001. The increase in interest expense for the second quarter, as compared to the second quarter of 2001, is primarily due to the interest on the Original 12% Notes (as hereinafter defined) (which were issued by Products Corporation in late November 2001) and interest on the New REV Holdings Notes that were issued in February 2001, partially offset by lower average outstanding borrowings and lower interest rates under the Credit Agreement. The decrease in interest expense for the first half of 2002, as compared to the first half of 2001, is primarily due to the cancellation of the Old REV Holdings Notes, lower average outstanding borrowings and lower interest rates under the Credit Agreement (as hereinafter defined), partially offset by the interest on the 12% Notes and interest on the New REV Holdings Notes.

Sale of assets and brand, net

         In February 2002, Products Corporation completed the disposition of its Benelux business. As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and a deferred purchase price contingent upon future results of up to approximately $4.7, which could be received over approximately a seven-year period. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $1.0 in the first quarter of 2002.

         In July 2001, Products Corporation completed the disposition of the Colorama brand in Brazil. In connection with the disposition the Company recognized a pre-tax and after-tax loss of $6.5, $6.3 of which was recorded in the second quarter of 2001. Additionally, the Company recognized a pre-tax and after-tax loss on the disposition of land in Minami Aoyama near Tokyo, Japan (the "Aoyama Property") and related rights for the construction of a building on such land of $0.8 during the second quarter of 2001.

Provision (benefit) for income taxes

         The provision (benefit) for income taxes was $1.0 for the second quarter of 2002, compared with $1.3 for the second quarter of 2001, and $(3.2) for the first half of 2002, compared to $1.8 for the first half of 2001. The benefit for income taxes in the first half of 2002 resulted from the Company's full utilization of its alternative minimum tax net operating losses to offset the alternative minimum taxable income

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


recorded in 2001 in connection with the retirement of the Old REV Holdings Notes, in accordance with the new tax legislation enacted in the first quarter of 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $107.3 and $60.4 for the first half of 2002 and 2001, respectively. The increase in net cash used for operating activities is due to a net use of working capital and increased purchases of permanent displays, which was partially offset by a lower net loss.

         Net cash (used for) provided by investing activities was $(3.0) and $25.8 for the first half of 2002 and 2001, respectively. Net cash used for investing activities for the first half of 2002 consisted of capital expenditures, partially offset by the sale of marketable securities. Net cash provided by investing activities for the first half of 2001 consisted of proceeds from the sale of the Company's Aoyama Property and Phoenix facility, partially offset by capital expenditures. The reduction in capital expenditures for the first half of 2002, as compared to the first half of 2001, is due to the timing of such expenditures.

         Net cash provided by financing activities was $42.8 and $15.4 for the first half of 2002 and 2001, respectively. Net cash provided by financing activities for the first half of 2002 included cash drawn under the 2001 Credit Agreement and an advance under the Keepwell Agreement, partially offset by the repayment of borrowings under the 2001 Credit Agreement. Net cash provided by financing activities for the first half of 2001 included borrowings under the 1997 Credit Agreement and a capital contribution from an indirect parent to retire the Old REV Holdings Notes, partially offset by repayments of borrowings under the 1997 Credit Agreement, payment of debt issuance costs and repayment of the remaining portion of the Old REV Holdings Notes with such capital contribution.

         On November 26, 2001, Products Corporation issued and sold $363 in aggregate principal amount of Original 12% Notes in a private placement, receiving gross proceeds of $350.5. Products Corporation used the proceeds from the 12% Senior Secured Notes due 2005 (the "Original 12% Notes") and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with entering into the 2001 Credit Agreement and the issuance of the Original 12% Notes, and the balance was available for general corporate purposes. On June 21, 2002, the Original 12% Notes were exchanged for the new 12% Senior Secured Notes due 2005 (the "12% Notes") which have substantially identical terms as the Original 12% Notes, except that the 12% Notes are registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Notes.

         On November 30, 2001, Products Corporation entered into the 2001 Credit Agreement with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of June 30, 2002, the 2001 Credit Agreement provided up to $250.0, which is comprised of a $117.9 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At June 30, 2002, the Term Loan Facility was fully drawn and $70.4 was available under the Multi-Currency Facility, including the letters of credit.

         The Company's principal sources of funds are expected to be cash flow generated from operations, cash on hand and available borrowings under the Multi-Currency Facility of the Credit Agreement and advances under the Keepwell Agreement. The Credit Agreement, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, including the ERP System (as hereinafter defined), expenses in connection with the Company's restructuring programs referred to above, debt service payments and interest under the New REV Holdings Notes.


         The Company estimates that cash payments related to the restructuring programs referred to in Note 5 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be $28 to $32 in 2002. Pursuant to tax sharing agreements, REV Holdings and Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings as if REV Holdings or Revlon, Inc., as the case may be, were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. REV Holdings currently anticipates that, with respect to Revlon, Inc. as a result of net operating tax losses and prohibitions under the Credit Agreement, and with respect to REV Holdings as a result of the absence of business operations or a source of income of its own, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreements will be required for 2002.

         Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $27.2 and a fair value of $(0.7) outstanding at June 30, 2002. There were no option contracts outstanding at June 30, 2002.

         The Company expects that cash flows from operations, cash on hand, available borrowings under the Multi-Currency Facility of the Credit Agreement and advances under the Keepwell Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002, including the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, including for the ERP System, expenses in connection with the Company's restructuring programs referred to above and debt service payments of its subsidiaries. However, there can be no assurance that the combination of cash flow from operations, cash on hand, available borrowings under the Multi-Currency Facility of the Credit Agreement and advances under the Keepwell Agreement will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales, such development, if significant, could reduce Products Corporation's cash flow from operations and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement, including the minimum EBITDA covenant, and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, including with respect to the ERP System, delaying or revising restructuring programs, restructuring subsidiary indebtedness, selling assets or operations, selling its equity securities, seeking capital contributions or loans from affiliates of the Company or selling additional shares of capital stock of Revlon, Inc. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2003. There can be no assurance that any of such actions could be effected, that they would enable the Company's subsidiaries to continue to satisfy their capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The Company, as a holding company, will be dependent on distributions with respect to its approximately 83% ownership interest in Revlon, Inc. from the

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


earnings generated by Products Corporation and advances under the Keepwell Agreement to pay its expenses and to pay interest and the principal amount at maturity of the New REV Holdings Notes. The terms of the Credit Agreement, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan.

         The Company currently anticipates that cash flow generated from operations will be insufficient to pay interest when due and the principal amount at maturity of the New REV Holdings Notes. The Company currently anticipates that it will be required to adopt one or more alternatives to pay the principal amount at maturity of the New REV Holdings Notes, such as refinancing its indebtedness, selling its equity securities or the equity securities or assets of Revlon, Inc. or seeking capital contributions or loans from its affiliates. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that any of the foregoing actions would enable the Company to pay the principal amount at maturity of the New REV Holdings Notes or that any of such actions would be permitted by the terms of the New Indenture or any other debt instruments of the Company and the Company's subsidiaries then in effect. REV Holdings has entered into a Keepwell Agreement with GSB Investments Corp., one of its affiliates pursuant to which GSB Investments Corp. has agreed to provide REV Holdings with funds in an amount equal to any interest payments due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payments on the applicable due dates. However, the Keepwell Agreement is not a guarantee of the payment of interest on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the Keepwell Agreement are only enforceable by REV Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the New Indenture for the New REV Holdings Notes. The failure of GSB Investments Corp. to make a payment to REV Holdings under the Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the Keepwell Agreement. In addition, although REV Holdings has the right to enforce the Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the Keepwell Agreement or that it will comply with its obligations under the Keepwell Agreement.

         As of March 31, 2002, 4.2 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure the New REV Holdings Notes and 38.7 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure obligations of an affiliate of REV Holdings. During the second quarter of 2002, 22.9 million of the foregoing shares of Revlon, Inc. common stock owned by REV Holdings were released from pledge. As of June 30, 2002, 4.2 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure the New REV Holdings Notes and 15.8 million shares of Revlon, Inc. common stock owned by REV Holdings were pledged to secure obligations of an affiliate of REV Holdings.

         As of March 31, 2002, GSB Investments Corp. owned 42,949,525 shares of the common stock of GSB. On June 20, 2002, GSB Investments Corp. dividended 22,868,801 shares of GSB common stock to its parent. As of June 30, 2002, GSB Investments Corp. owned 20,080,724 shares of GSB. At June 28, 2002, the last reported sale price of GSB common stock on the New York Stock Exchange was $36.25 per share. All of the shares of GSB owned by GSB Investments Corp. are pledged to secure forward contracts.

         On May 21, 2002, GSB, Citigroup and a subsidiary of Citigroup entered into the GSB Merger Agreement. Pursuant to the GSB Merger Agreement and subject to the terms and conditions set forth therein, and as a result of the GSB Merger, GSB will become a wholly owned subsidiary of Citigroup. Upon consummation of the GSB Merger, Citigroup will pay an amount equal to approximately $16.4 in cash and 0.5324 shares of Citigroup Common Stock for each share of GSB common stock. GSB's stockholders will be entitled to elect to receive such merger consideration in Citigroup Common Stock or cash, subject to certain limitations. The transaction is expected to close in the fourth quarter of 2002. Since

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


the mix of Citigroup Common Stock and cash to be received by GSB Investments Corp. in the GSB Merger depends upon, among other things, the market value of the Citigroup Common Stock prior to the closing of the GSB Merger, the election to be made by GSB Investments Corp., the elections made by all other GSB stockholders and limitations in the forward contracts to which GSB Investments Corp. is a party, it is not possible at this time to determine the mix of Citigroup Common Stock and cash to be received by GSB Investments Corp. in the GSB Merger. In addition, at or about the time of the GSB Merger, GSB Investments Corp. expects to receive shares of Citigroup Common Stock as consideration for certain tax benefits realized by GSB. The number of shares of Citigroup Common Stock to be received by GSB Investments Corp. for tax benefits depends upon, among other things, the market value of Citigroup Common Stock and the timing of the resolution of certain tax matters. All shares of Citigroup Common Stock received by GSB Investments Corp. in connection with the GSB Merger will be pledged to secure the forward contracts of GSB Investments Corp. (excluding, however, the shares received for tax benefits). All cash received by GSB Investments Corp. in connection with the GSB Merger is expected to be advanced to an affiliate of GSB Investments Corp.

         GSB has paid quarterly dividends of $0.10 per share since July 2000. If GSB were to continue to pay quarterly dividends at this rate and GSB Investments Corp. were to continue to own 20,080,724 shares of GSB, GSB Investments Corp. would not have sufficient income from dividends paid on its GSB stock to make the payments to REV Holdings that it might be required to make under the Keepwell Agreement. Furthermore, GSB has only paid dividends at this rate since July 2000 and there can be no assurance that GSB will continue to pay dividends at this rate, if at all, or that GSB Investments Corp. will continue to own its shares of the common stock of GSB or, after consummation of the GSB Merger, its shares of Citigroup Common Stock. Citigroup has paid quarterly dividends, which have increased from $0.12 per share in the first quarter of 2000 to $0.18 per share in the second quarter of 2002. Due to the uncertainty regarding the number of shares of Citigroup Common Stock that GSB Investments Corp. will receive in the GSB Merger and in connection with certain tax benefits realized by GSB, it is not possible to determine at this time whether GSB Investments Corp. would have sufficient income from dividends paid on its Citigroup Common Stock to make the payments to REV Holdings that it might be required to make under the Keepwell Agreement. Furthermore, there can be no assurance that Citigroup will continue to pay dividends at this rate, if at all, or that GSB Investments Corp. will continue to own the shares of Citigroup Common Stock it receives in connection with the GSB Merger and the realization of tax benefits by GSB.

         If GSB Investments Corp. fails to comply with its obligations under the forward contracts that are secured by the pledge of the GSB common stock, the beneficiary of such pledge could enforce its rights with respect to such collateral and could deprive GSB Investments Corp. of its rights to receive dividends on such pledged shares. GSB Investments Corp. has advised REV Holdings that, if GSB Investments Corp. does not receive sufficient dividend income from its GSB common stock or, after consummation of the GSB Merger, its shares of Citigroup Common Stock, to satisfy its obligations under the Keepwell Agreement it expects to obtain capital contributions or loans from affiliates to satisfy such obligation. There can be no assurance that GSB Investments Corp. could obtain any such funds.

         On February 1, 2002 and August 1, 2002, GSB Investments Corp. made non-interest bearing advances totaling $9.8 to REV Holdings under the Keepwell Agreement, which were used to make the February 1, 2002 and August 1, 2002 interest payments on the New REV Holdings Notes. The Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the Keepwell Agreement.


         The Company has developed a new design for its permanent display units and has begun installing them at certain customers' retail stores during 2002. Accordingly, the Company has accelerated the amortization of its existing display units. The Company estimates the installation of these new displays will result in accelerated amortization in 2002 through 2003. The accelerated amortization will range from $12

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



to $15 during 2002, of which $9.7 has been recorded during the first half of 2002. The Company estimates that purchases of permanent displays for 2002 will be approximately $60 to $65.

         Additionally, the Company has evaluated its management information systems and determined to upgrade to an Enterprise Resource Planning ("ERP") System, which is intended to provide benefits to the Company in excess of the related purchase and implementation costs. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. The Company will begin to develop the ERP System in the latter portion of 2002, and expects to complete installation by 2005. Based upon the estimated time required to implement an ERP System, the Company currently estimates that it would record additional amortization charges of its current information system in 2002 through 2005. The additional amortization will range from $4 to $5 during 2002, of which $1.4 has been recorded during the first half of 2002.

         The Company estimates that capital expenditures for 2002 will be approximately $15 to $20.

Disclosures about Contractual Obligations and Commercial Commitments

         The SEC has encouraged all public companies to aggregate all contractual commitments and commercial obligations that affect financial condition and liquidity. To respond to this, the Company has included a table in the Company's Annual Report of Form 10-K for the year ended December 31, 2001. There have been no material changes to the total contractual cash obligations in the table setting forth the Company's contractual commitments and commercial obligations that affect financial condition and liquidity which was set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. However, the Company is experiencing production difficulties with its principal third party manufacturer for Europe and certain other international markets which operates the Maesteg facility. As a result, the Company is engaged in discussions with the manufacturer to, among other things, revise the Supply Agreement between them.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2001. The following table presents the information required by Item 7A as of June 30, 2002.

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


                                                                    EXPECTED MATURITY DATE FOR THE YEAR ENDED JUNE 30,
                                                            ------------------------------------------------------------------

                                                              2002     2003       2004       2005        2006       THEREAFTER
                                                            --------- --------  ---------  ----------  ----------  -----------
DEBT
---------------
Short-term variable rate (various currencies).......           $22.6
      Average interest rate (a).....................            6.1%
Long-term fixed rate ($US)..........................                                          $352.1      $499.5       $649.9
      Average interest rate.........................                                           12.0%        8.6%         8.6%
Long-term variable rate ($US).......................                                           145.7 *
      Average interest rate (a).....................                                            9.0%
Long-term variable rate (various currencies)........                                             7.5 *
      Average interest rate (a).....................                                            9.9%
                                                            --------- --------  ---------  ----------  ----------  -----------
Total debt**........................................         $ 22.6     $ -        $ -      $ 505.3      $499.5      $ 649.9
                                                            ========= ========  =========  ==========  ==========  ===========





                                                                            FAIR VALUE
                                                                             JUNE 30,
                                                                 TOTAL         2002
                                                              ------------  ------------
DEBT
---------------
Short-term variable rate (various currencies).......                $22.6      $   22.6
      Average interest rate (a).....................
Long-term fixed rate ($US)..........................              1,501.5       1,029.9
      Average interest rate.........................
Long-term variable rate ($US).......................                145.7         145.7
      Average interest rate (a).....................
Long-term variable rate (various currencies)........                  7.5           7.5
      Average interest rate (a).....................
                                                              ------------  ------------
Total debt**........................................           $ 1,677.3       $1,205.7
                                                              ============  ============


                                                             AVERAGE                    ORIGINAL     CONTRACT
                                                            CONTRACTUAL                 US DOLLAR      VALUE      FAIR VALUE
                                                              RATE                      NOTIONAL      JUNE 30,      JUNE 30,
FORWARD CONTRACTS                                             $/FC                       AMOUNT        2002          2002
-----------------                                           -----------                -----------  ------------  -------------
Buy Euros/Sell USD..................................          0.8718                        $ 3.7         $ 4.2         $ 0.5
Sell British Pounds/Buy USD.........................          1.4108                          1.5           1.4          (0.1)
Sell Australian Dollars/Buy USD.....................          0.5185                          3.7           3.4          (0.3)
Sell Canadian Dollars/Buy USD.......................          0.6258                          9.2           8.7          (0.5)
Sell South African Rand/Buy USD.....................          0.0835                          1.7           1.5          (0.2)
Buy South African Rand/Sell USD.....................          0.0969                          1.6           1.6             -
Buy Australian Dollars/Sell New Zealand Dollars.....          1.2212                          1.3           1.2          (0.1)
Buy British Pounds/Sell Euros.......................          0.6147                          2.2           2.2             -
Sell British Pounds/Buy Euros.......................          0.6181                          2.3           2.3             -
                                                                                       -----------  ------------  ------------
Total forward contracts ............................                                       $ 27.2        $ 26.5        $ (0.7)
                                                                                       ===========  ============  ============

--------------------
(a) Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2002.
*   Represents Products Corporation's Credit Agreement which matures in
    May 2005.
** The New REV Holdings Notes are excluded from the table above since there is no active trading market for the New REV Holdings Notes and therefore the Company is unable to assess the fair market value at this time. The New REV Holdings Notes mature on February 1, 2004 and have a face value of $80.5.


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

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to: the introduction of new products; the Company's plans to update its retail presence and install new display walls (and the Company's estimates of the costs of such new displays, the effects of such plans on the accelerated amortization of existing displays and the estimated amount of such amortization); its future financial performance; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the possible implementation

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


of a new ERP System, the timing, costs and benefits of such system and the effects of the adoption of such system on the accelerated amortization of existing information systems if the Company proceeds with such system; restructuring activities, restructuring costs, the timing of such payments and annual savings and other benefits from such activities; the effects of the Company's trade terms for its U.S. customers; cash flow from operations, cash on hand and availability of borrowings under the 2001 Credit Agreement, the sufficiency of such funds to satisfy the Company's cash requirements in 2002, and the availability of funds from capital contributions or loans from affiliates, advances under the Keepwell Agreement and the sale of additional shares of Revlon, Inc. or the sale of equity securities of REV Holdings; uses of funds, including for the purchases of permanent displays, capital expenditures (and the Company's estimates of the amounts of such expenses), including for the ERP System, and restructuring costs (and the Company's estimates of the amounts of such costs); the availability of raw materials and components and, with respect to Europe, products; the Company's plan to revise the Supply Agreement with its principal European supplier and its expectation that production difficulties will be resolved during the first half of 2003; matters concerning market-risk sensitive instruments; the effects of the assumptions and estimates underlying the Company's critical accounting policies; the effects of the adoption of certain accounting principles; the receipt, amount and timing of the payment of contingent deferred purchase price in connection with the sale of certain assets and the Company's expectations and estimates regarding the possible consummation of the GSB Merger and the possible consequences, effects and timing of such merger. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K to the Commission (which, among other places, can be found on the Commission's website at http://www.sec.gov), as well as on the Company's website at www.revloninc.com. The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) difficulties or delays or unanticipated costs associated with the Company's implementation of new display walls; (iii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iv) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets; (v) actions by competitors, including business combinations, technological breakthroughs, new product offerings, promotional spending and marketing and promotional successes, including increases in market share; (vi) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategic plan, including in connection with the implementation of a new ERP System; (vii) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (viii) difficulties or delays in achieving the intended results of the Company's trade terms, including, without limitation, the possible effect of the trade terms on sales; (ix) lower than expected cash flow from operations, the inability to secure capital contributions or loans from affiliates or advances under the Keepwell Agreement or sell additional shares of Revlon, Inc. or equity securities of REV Holdings or the unavailability of funds under the 2001 Credit Agreement; (x) higher than expected operating expenses, working capital expenses, permanent display costs, capital expenditures, including for the ERP System, restructuring costs or debt service payments; (xi) difficulties, delays or unexpected costs in

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



sourcing raw materials or components, and with respect to Europe, products;
(xii) difficulties, delays or unanticipated costs or effects arising from the Company's plan to revise the Supply Agreement with its principal European supplier and resolving the production difficulties; (xiii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiv) unanticipated effects of the assumptions and estimates underlying the Company's critical accounting policies; (xv) unanticipated effects of the Company's adoption of certain new accounting standards; (xvi) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers;
(xvii) difficulties or delays in receiving payment of certain contingent deferred purchase price in connection with the sale of certain assets; and (xviii) difficulties, delays or unanticipated consequences or effects arising with respect to the GSB Merger. Factors other than those listed above could cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
         ------------------------------------------------------

                       REV HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      EXHIBITS -

10.18 First Amendment dated as of May 31, 2002 to the Second Amended and Restated Credit Agreement dated as of November 30, 2001, among Products Corporation, the subsidiaries of Products Corporation parties thereto, the lenders parties thereto, the Co-Agents parties thereto, Citibank, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, J.P. Morgan Securities Inc., as sole arranger and bookrunner, and JPMorgan Chase Bank, as administrative agent. (Incorporated by reference to Exhibit 10.18 to the Revlon, Inc. June 30, 2002 Form 10-Q).

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

                                REV HOLDINGS INC.
                                -----------------
                                   Registrant

                         By:/s/ Todd J. Slotkin
                         ---------------------------------------------
                                Todd J. Slotkin
                                Executive Vice President,
                                Chief Financial Officer
                                and Chief Accounting Officer

Dated:  August 14, 2002