Form 10-Q/A
period 2002-09-30
REV HOLDINGS INC
filed 2003-04-25
CIK 1035678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


         [X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                        Commission File Number 333-23451


                                REV HOLDINGS LLC
                          (formerly REV Holdings Inc.)
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-3933701
              --------------                        ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

  35 East 62nd Street, New York, New York                 10021
-------------------------------------------             ----------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ]   No [X]

         The number of shares outstanding of the Registrant's common stock was 1,000 shares as of September 30, 2002, all of which were held by an affiliate of Mafco Holdings Inc. As of December 17, 2002, the Registrant converted into a Delaware limited liability company and the outstanding shares of common stock were converted into membership interests.

                                EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 by amending and restating Item 4 in its entirety to incorporate a small number of technical changes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

99.1 Certification of Ronald O. Perelman, Chief Executive Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Todd J. Slotkin, Chief Financial Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REV HOLDINGS LLC
                                ----------------
                                   Registrant

 By: /s/ Ronald O. Perelman                  By: /s/ Todd J. Slotkin
     ----------------------                      -------------------
       Ronald O. Perelman                          Todd J. Slotkin
       Chief Executive Officer                     Executive Vice President,
       and Manager                                 Chief Financial Officer,
                                                   Chief Accounting Officer
                                                   and Manager

Dated: April 25, 2003


                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

Exhibit 99.1 Certification of Ronald O. Perelman, Chief Executive Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Todd J. Slotkin, Chief Financial Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  REV HOLDINGS LLC AND SUBSIDIARIES

         I, Ronald O. Perelman, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of REV Holdings LLC (the "Registrant"), as amended by Amendment No. 1 to the quarterly report;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                           b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c)  Presented in this quarterly report our
                               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                  6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Date:  April 25, 2003     /s/ Ronald O. Perelman
                                                     ------------------------
                                                     Name: Ronald O. Perelman
                                                     Title: Chief Executive
                                                     Officer of REV Holdings LLC

                        REV HOLDINGS LLC AND SUBSIDIARIES

         I, Todd J. Slotkin, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of REV Holdings LLC (the "Registrant"), as amended by Amendment No. 1 to the quarterly report;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                           b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c)  Presented in this quarterly report our
                               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                  6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Date:  April 25, 2003     /s/ Todd J. Slotkin
                                                     ---------------------------
                                                     Name: Todd J. Slotkin
                                                     Title: Chief Financial
                                                     Officer of REV Holdings LLC