Form 10-Q
period 2003-03-31
REV HOLDINGS INC
filed 2003-05-14
CIK 1035678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-23451

REV HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	13-3933701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 East 62nd Street, New York, New York	10021
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    212-572-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes              No X

As of March 31, 2003, the registrant's membership interest is held by an affiliate of Mafco Holdings Inc.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions)

ASSETS	March 31, 2003	December 31, 2002
Current assets:	(Unaudited)
Cash and cash equivalents	$34.8	$85.8
Trade receivables, less allowances of $23.8 and $24.0, respectively	200.5	212.3
Inventories	151.6	128.1
Prepaid expenses and other	51.3	39.9
Total current assets	438.2	466.1
Property, plant and equipment, net	130.4	133.4
Other assets	163.4	154.4
Goodwill, net	185.9	185.9
Total assets	$917.9	$939.8

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities:
Short-term borrowings - third parties	$26.9	$25.0
Current portion of long-term debt - third parties	80.5	—
Current portion of long-term debt - affiliates	19.0	—
Accounts payable	113.3	92.9
Accrued expenses and other	383.6	396.3
Total current liabilities	623.3	514.2
Long-term debt - third parties	1,725.4	1,806.5
Long-term debt - affiliates	39.2	38.3
Other long-term liabilities	323.7	325.1
Member's deficiency:
Member's interest	—	—
Additional paid-in-capital	307.5	307.5
Accumulated deficit since June 24, 1992	(1,970.3)	(1,919.1)
Accumulated other comprehensive loss	(130.9)	(132.7)
Total member's deficiency	(1,793.7)	(1,744.3)
Total liabilities and member's deficiency	$917.9	$939.8

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended March 31,
	2003	2002
Net sales	$292.0	$275.4
Cost of sales	111.5	109.0
Gross profit	180.5	166.4
Selling, general and administrative expenses	184.2	166.7
Restructuring costs	0.5	4.0
Operating loss	(4.2)	(4.3)
Other expenses (income):
Interest expense	43.9	41.7
Interest income	(0.5)	(0.5)
Amortization of debt issuance costs	2.0	1.9
Foreign currency losses (gains), net	0.3	(0.6)
Miscellaneous, net	0.4	1.7
Other expenses, net	46.1	44.2
Loss before income taxes	(50.3)	(48.5)
Provision (benefit) for income taxes	0.9	(4.2)
Net loss	$(51.2)	$(44.3)

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF MEMBER'S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (a)	Total Member's Deficiency
Balance, January 1, 2002	$306.7	$(1,627.1)	$(61.1)	$(1,381.5)
Comprehensive loss:
Net loss		(44.3)		(44.3)
Currency translation adjustment			(5.4)	(5.4)
Revaluation of foreign currency forward exchange contracts			(0.2)	(0.2)
Total comprehensive loss				(49.9)
Balance, March 31, 2002	$306.7	$(1,671.4)	$(66.7)	$(1,431.4)
Balance, January 1, 2003	$307.5	$(1,919.1)	$(132.7)	$(1,744.3)
Comprehensive loss:
Net loss		(51.2)		(51.2)
Currency translation adjustment			2.2	2.2
Revaluation of foreign currency forward exchange contracts			(0.4)	(0.4)
Total comprehensive loss				(49.4)
Balance, March 31, 2003	$307.5	$(1,970.3)	$(130.9)	$(1,793.7)

(a)	Accumulated other comprehensive loss includes unrealized losses on revaluations of foreign currency forward exchange contracts of $0.4 and $0.2 as of March 31, 2003 and 2002, respectively, cumulative net translation losses of $16.9 and $20.4 as of March 31, 2003 and 2002, respectively, and adjustments for the minimum pension liability of $113.6 and $46.1 as of March 31, 2003 and 2002, respectively.

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51.2)	$(44.3)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	30.4	25.9
Loss on sale of assets, net	—	1.0
Change in assets and liabilities, net of acquisitions and dispositions:
Decrease in trade receivables	13.4	12.2
Increase in inventories	(21.9)	(11.1)
Increase in prepaid expenses and other current assets	(10.1)	(3.2)
Increase (decrease) in accounts payable	19.7	(0.3)
Decrease in accrued expenses and other current liabilities	(20.3)	(1.0)
Purchase of permanent displays	(21.0)	(14.9)
Other, net	(4.3)	(10.9)
Net cash used for operating activities	(65.3)	(46.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.7)	(1.9)
Sale of marketable securities	—	1.8
Net cash used for investing activities	(4.7)	(0.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties	0.7	5.1
Proceeds from the issuance of long-term debt - third parties	16.3	7.1
Repayment of long-term debt - third parties	(17.5)	(1.2)
Proceeds from the issuance of long-term debt - affiliates	15.0	—
Advances under the Keepwell Agreement	4.8	4.9
Payment of financing costs	(4.8)	—
Net cash provided by financing activities	14.5	15.9
Effect of exchange rate changes on cash and cash equivalents	4.5	(5.0)
Net decrease in cash and cash equivalents	(51.0)	(35.8)
Cash and cash equivalents at beginning of period	85.8	103.3
Cash and cash equivalents at end of period	$34.8	$67.5

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$47.6	$43.3
Income taxes, net of refunds	0.6	0.5

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
(dollars in millions, except per share data)

(1)    Basis of Presentation

REV Holdings LLC (together with its subsidiaries, "REV Holdings" or the "Company") is a Delaware limited liability company formed in December 2002 in connection with the conversion of its predecessor, REV Holdings Inc., a Delaware corporation formed in 1997, into a limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation and its subsidiaries (together, "Products Corporation"). Products Corporation was formed in April 1992 and, on June 24, 1992, succeeded to the assets and liabilities of the cosmetic and skin care, fragrances and personal care products business of its then parent company, whose name was changed from Revlon, Inc. to Revlon Holdings Inc. (which in December 2002 converted into a limited liability company known as Revlon Holdings LLC ("Holdings"). REV Holdings has had no business operations of its own and its only material asset is its ownership of approximately 83% of the outstanding shares of capital stock of Revlon, Inc. (which represents approximately 97% of the voting power of those outstanding shares), which, in turn, owns all of the capital stock of Products Corporation. The REV Holdings membership interest is owned by its sole member, Holdings, whose membership interest in turn is owned indirectly by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly-owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. This statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company adopted the provisions of Statement No. 143 effective January 1, 2003 and such adoption had no effect on its consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for the fair value of costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus became effective for the Company on January 1, 2003. The Company adopted the provisions of Statement No. 146 effective January 1, 2003 and such adoption had no effect on its consolidated financial statements.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company is required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees that have certain specified characteristics. The Company adopted the disclosure provisions of Interpretation No. 45 in its financial statements as of and for the year ended December 31, 2002. Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of Interpretation No. 45 effective January 1, 2003 and such adoption had no effect on its consolidated financial statements.

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation as required under the disclosure provisions of Statement No. 123:

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(51.2)	$(44.3)
Add: Stock-based employee compensation included in reported net loss	0.6	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2.6)	(0.3)
Pro forma net loss	$(53.2)	$(44.4)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

(2)    Inventories

	March 31, 2003	December 31, 2002
Raw materials and supplies	$52.9	$36.7
Work-in-process	14.1	11.1
Finished goods	84.6	80.3
	$151.6	$128.1

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

(3)    Other Assets

Included in Other assets are trademarks, net, and patents, net. The amounts outstanding for these intangible assets at March 31, 2003 and December 31, 2002 were as follows: for trademarks, net, $7.3 and $7.4, respectively, and for patents, net, $4.6 and $4.7, respectively. Amortization expense for the three months ended March 31, 2003 and 2002 was $0.4 and $0.4, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2007.

(4)    Restructuring and Other Costs, Net

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the first quarter of 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $4.0, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force and relocation and other costs related to the consolidation of the Company's worldwide operations.

In connection with the 2000 restructuring program, termination benefits for 2,457 employees were included in the Company's restructuring charges, substantially all of whom have been terminated as of March 31, 2003. The remaining employees from the 2000 restructuring program, as well as other restructuring actions, are expected to be terminated within one year from the date of their notification.

Details of the activity associated with the 2000 restructuring program during the three-month period ended March 31, 2003 are as follows:

	Balance As of 1/1/03	Expenses, Net	Utilized, Net		Balance As of 3/31/03
			Cash	Noncash
Employee severance and other personnel benefits	$7.0	$—	$(2.1)	$—	$4.9
Leases and equipment write-offs	3.9	—	(0.9)	—	3.0
Other obligations	0.9	—	—	—	0.9
	$11.8	$—	$(3.0)	$—	$8.8

During the first quarter of 2003, the Company recorded charges of $0.5, principally for employee severance and other personnel benefits for 104 employees, of which 41 employees have been terminated as of March 31, 2003, in certain Latin American operations. The remaining balance at March 31, 2003 for employee severance and other personnel benefits of $0.5, which were recorded in the first quarter of 2003, are expected to be paid by the end of the second quarter of 2003.

(5)    Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company's results of operations and the value of its foreign assets and liabilities may be adversely affected by weak economic conditions, political uncertainties, military actions, adverse currency fluctuations, and competitive activities.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

Geographic areas:	Three Months Ended March 31,
Net sales:	2003	2002
United States	$194.8	$187.0
Canada	10.1	9.4
United States and Canada	204.9	196.4
International	87.1	79.0
	$292.0	$275.4

	March 31, 2003	December 31, 2002
Long-lived assets:
United States	$398.9	$395.6
Canada	4.2	3.5
United States and Canada	403.1	399.1
International	76.6	74.6
	$479.7	$473.7

Classes of similar products:	Three Months Ended March 31,
Net sales:	2003	2002
Cosmetics, skin care and fragrances	$197.7	$175.2
Personal care	94.3	100.2
	$292.0	$275.4

(6)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at March 31, 2003 was $43.1. The fair value of the foreign currency forward exchange contracts outstanding at March 31, 2003 was $(0.4).

(7)    Rights Offering and Long-term Debt

In December 2002, Revlon, Inc.'s principal stockholder, MacAndrews & Forbes proposed providing Revlon, Inc. with up to $150 in cash in order to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of the Company's plan and for general corporate purposes. Revlon, Inc.'s Board of Directors appointed a special committee of independent directors to evaluate the proposal made by MacAndrews & Forbes. The special committee reviewed and considered the proposal and negotiated enhancements to the terms of the proposal. In February 2003, the enhanced proposal was recommended to Revlon, Inc.'s Board of Directors by the special committee of Revlon, Inc.'s Board of Directors and approved by Revlon, Inc.'s full board.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

In connection with MacAndrews & Forbes' enhanced proposal, in February 2003 Revlon, Inc. entered into an investment agreement with MacAndrews & Forbes (the "Investment Agreement") pursuant to which Revlon, Inc. will undertake a $50 equity rights offering (the "Rights Offering") that will allow its stockholders to purchase additional shares of Revlon, Inc.'s Class A common stock, with a par value of $0.01 per share ("Class A Common Stock"). Pursuant to the Rights Offering, Revlon, Inc. will distribute to each stockholder of record of its Class A Common Stock and its Class B common stock, with a par value of $0.01 per share ("Class B Common Stock," together with the Class A Common Stock, the "Common Stock"), as of the close of business on May, 12, 2003, the record date set by the Board of Directors of Revlon, Inc., at no charge, one transferable subscription right for each 2.9403 shares of Common Stock owned. Each subscription right will enable the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Revlon, Inc.'s Class A Common Stock on the New York Stock Exchange ("NYSE") on May 12, 2003, the record date of the Rights Offering. The Company expects that Revlon, Inc. will make a capital contribution to Products Corporation with the net proceeds of the Rights Offering, which Products Corporation would use to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of its plan and for general corporate purposes.

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

As a Revlon, Inc. stockholder, MacAndrews & Forbes, through REV Holdings, will receive its pro rata subscription rights and would also be entitled to exercise an over-subscription privilege. However, MacAndrews & Forbes has agreed not to exercise either its basic or over-subscription privileges. Instead, MacAndrews & Forbes has agreed to purchase the shares of Revlon, Inc.'s Class A Common Stock that it would otherwise have been entitled to acquire pursuant to its basic subscription privilege (equal to approximately 83% of the shares available for purchase under the Rights Offering, or approximately $41.5) in a private placement direct from Revlon, Inc. In addition, if any shares remain following the exercise of the basic subscription privileges and the over-subscription privileges by other right holders, MacAndrews & Forbes will back-stop the Rights Offering by purchasing the remaining shares of Class A Common Stock offered but not purchased by other stockholders (approximately 17% of the shares offered in the Rights Offering, or an additional approximate $8.5), also in a private placement. As a result of these transactions, Revlon, Inc. will issue approximately 17,605,731 additional shares of its Class A Common Stock, including at least 14,590,347 to MacAndrews & Forbes in a private placement.

In addition, in accordance with the enhanced proposal, MacAndrews & Forbes has also provided a $100 million term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan"). The Investment Agreement provides that if, prior to the consummation of the Rights Offering, Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan causes the Company to require some or all of the $50 of funds that Revlon, Inc. would raise from the Rights Offering, MacAndrews & Forbes would advance Revlon, Inc. these funds prior to closing the Rights Offering by purchasing up to $50 of newly-issued shares of Revlon, Inc.'s Series C preferred stock which would be redeemed with the proceeds Revlon, Inc. receives from the Rights Offering (this investment in Revlon, Inc.'s Series C preferred stock (which is non-voting, non-dividend paying and non-convertible) is referred to as the "$50 million Series C preferred stock investment"). During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes agreed to waive the condition that the MacAndrews & Forbes $100 million term loan be fully drawn before it would be required to purchase up to $41.5 of Revlon, Inc.'s

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

Series C preferred stock. During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes purchased $24.9 of Revlon, Inc.'s Series C preferred stock, which will be redeemed with the proceeds Revlon, Inc. receives from the Rights Offering. Revlon, Inc. then made a capital contribution of the proceeds from such issuance of Series C preferred stock to Products Corporation. The MacAndrews & Forbes $100 million term loan has a final maturity date of December 1, 2005 and interest on such loan of 12.0% is not payable in cash, but will accrue and be added to the principal amount each quarter and be paid in full at final maturity. Revlon, Inc. expects that it will issue the subscription rights and consummate the Rights Offering in June 2003. The registration statement was declared effective by the Securities and Exchange Commission (the "Commission") on May 12, 2003. At March 31, 2003, Products Corporation had borrowings of $15.0 (which excludes accrued interest of $0.1), under the MacAndrews & Forbes $100 million term loan to help fund the stabilization and growth phase of the Company's plan and for general corporate purposes.

Additionally, MacAndrews & Forbes has also agreed to provide Products Corporation with an additional $40 line of credit during 2003, which amount will increase to $65 on January 1, 2004 (the "MacAndrews & Forbes $40-65 million line of credit") (the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit are referred to as the "Mafco Loans" and the Rights Offering and the Mafco Loans are referred to as the "M&F Investments") and which will be available to Products Corporation through December 31, 2004, provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes has purchased an aggregate of $50 of Revlon, Inc.'s Series C preferred stock (or if Revlon, Inc. has consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). The MacAndrews & Forbes $40-65 million line of credit will bear interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate, after giving effect to the amendment in February 2003 to Products Corporation's Credit Agreement, is 8.25%). Revlon, Inc. does not currently expect that Products Corporation will draw on the MacAndrews & Forbes $40-65 million line of credit during 2003.

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

The amendment to the Credit Agreement also included the substitution of a covenant requiring Products Corporation to maintain a minimum of $20 of liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

$115 for 2003. The amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 from February 5, 2003 through the end of 2003.

On February 12, 2001, REV Holdings issued $80.5 principal amount of its 12% Senior Discount Notes due 2004 (the "New REV Holdings Notes"), which were issued in exchange for a like principal amount of the Senior Secured Discount Notes due 2001 (the "Old REV Holdings Notes"). The New REV Holdings Notes bear interest at 12% per year, are payable semi-annually, and mature on February 1, 2004. Accordingly, the New REV Holdings Notes are classified as a current liability in the unaudited consolidated condensed balance sheet at March 31, 2003.

The Company expects that operating revenues, cash on hand, net proceeds from the Rights Offering ($24.9 of which was advanced to Revlon, Inc. and contributed to Products Corporation during the second quarter of 2003 prior to the consummation of the Rights Offering and, subject to the satisfaction of certain conditions, the balance of $25.1 may be purchased by MacAndrews & Forbes in connection with the $50 million Series C preferred stock investment prior to the consummation of the Rights Offering, which Series C preferred stock will be redeemed with the proceeds from the Rights Offering), funds available for borrowing under the Credit Agreement and the Mafco Loans and advances under the Keepwell Agreement (as hereinafter defined) will be sufficient to enable the Company to cover its operating expenses for 2003, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements of its subsidiaries and interest on the New REV Holdings Notes. The Mafco Loans and the net proceeds from the Rights Offering (after giving effect to the redemption of any issued and outstanding Series C preferred stock) are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the stabilization and growth phase of the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring subsidiary indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. or selling its equity securities or reducing other discretionary spending. The Company has substantial debt maturing in 2004 and 2005, which will require refinancing, consisting of $80.5 of the New REV Holdings Notes due in 2004 and the following due in 2005: $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of Products Corporation's 12%

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

Senior Secured Notes due 2005 (the "12% Notes"), as well as amounts, if any, borrowed under the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit.

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

REV Holdings, as a holding company, will be dependent on distributions with respect to its approximately 83% ownership interest in Revlon, Inc. from the earnings generated by Products Corporation and advances under the Keepwell Agreement to pay its expenses and to pay interest and the principal amount at maturity of the New REV Holdings Notes. The terms of the Credit Agreement, the Mafco Loans, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes (each of which is hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan").

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

At March 31, 2003, GSB Investments Corp. owned 17.6 million shares of common stock of Citigroup Inc. ("Citigroup Common Stock" and "Citigroup", respectively). At March 31, 2003, the closing price of Citigroup Common Stock on the NYSE was $34.45 per share. At March 31, 2003 and April 30, 2003, 12.7 million and 13.7 million shares of Citigroup Common Stock, respectively, owned by GSB Investments Corp. were pledged to secure forward contracts and 0.9 million shares were held in escrow pursuant to the terms of a stockholders agreement between GSB Investments Corp. and Citigroup.

Citigroup has paid quarterly dividends, which have increased from $0.12 per share in the first quarter of 2000 to $0.20 per share in the first quarter of 2003. The forward contracts contain restrictions on the amount of dividends that GSB Investments Corp. would be entitled to receive on certain of its pledged Citigroup Common Stock. If Citigroup were to continue to pay quarterly dividends at the current rate of $0.20 per share, GSB Investments Corp. were to continue to own 17.6 million shares of Citigroup Common Stock and no further agreements were entered into restricting GSB Investments Corp.'s right to receive dividends, GSB Investments Corp. would have sufficient income from dividends paid on its

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS —(Continued)
(dollars in millions, except per share data)

Citigroup Common Stock to make the payments to REV Holdings that it might be required to make under the Keepwell Agreement. However, there can be no assurance that Citigroup, which the Company does not control, will continue to pay dividends at this rate, if at all, that GSB Investments Corp. will continue to own shares of Citigroup Common Stock in an amount sufficient to cover advances under the Keepwell Agreement or that GSB Investments Corp. will not enter into any further agreements restricting its right to receive dividends on its Citigroup Common Stock.

If GSB Investments Corp. fails to comply with its obligations under the forward contracts that are secured by the pledge of its 13.7 million shares of Citigroup Common Stock, the beneficiary of such pledge could enforce its rights with respect to such collateral and could deprive GSB Investments Corp. of its rights to receive dividends on such pledged shares. GSB Investments Corp. has advised REV Holdings that, if GSB Investments Corp. does not receive sufficient dividend income from its Citigroup Common Stock to satisfy its obligations under the Keepwell Agreement, GSB Investments Corp. expects to obtain capital contributions or loans from affiliates to satisfy such obligations. There can be no assurance that GSB Investments Corp. could obtain any such funds because its affiliates are under no obligation to provide them to GSB Investments Corp.

In February 2003, GSB Investments Corp. made a non-interest bearing advance of $4.8 to REV Holdings under the Keepwell Agreement, which was used to make the February 1, 2003 interest payment on the New REV Holdings Notes. The Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the Keepwell Agreement.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

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

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Net sales

Net sales were $292.0 and $275.4 for the first quarters of 2003 and 2002, respectively, an increase of $16.6, or 6.0%, and an increase of 4.4% after excluding the impact of currency fluctuations.

United States and Canada.    Net sales in the U.S. and Canada were $204.9 for the first quarter of 2003, compared with $196.4 for the first quarter of 2002, an increase of $8.5, or 4.3%. This increase was due to higher sales volume of $16.7, primarily as a result of growth in color cosmetics, despite a decline in the overall U.S. mass-market color cosmetics category, and to a lesser extent, hair color, partially offset by lower sales from implements and anti-perspirants/deodorants, an increase in sales returns and allowances of $2.5 primarily related to the stabilization and growth phase of the Company's plan, higher brand support of $4.8 and a decrease in licensing revenues of $0.9.

International.    Net sales in the Company's international operations were $87.1 for the first quarter of 2003, compared with $79.0 for the first quarter of 2002, an increase of $8.1, or 10.3%, and an increase of 5.3% excluding the impact of currency fluctuations.

Sales in the Company's international operations are divided by the Company into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales increased by $4.6, or 18.4%, to $29.6 for the first quarter of 2003, as compared with the first quarter of 2002. The increase in the European region is primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 15.5% increase in net sales for the region) and increased sales volume in the U.K. (which factor the Company estimates contributed to an approximate 9.1% increase in net sales for the region). Such factors were partially offset by lower sales volume in certain distributor markets in the European and Middle East region (which factor the Company estimates contributed to an approximate 5.1% reduction in net sales for the region).

In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $6.6, or 28.9%, to $16.2 for the first quarter of 2003, as compared with the first quarter of 2002. The decrease in the Latin American region is primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 19.3% reduction in net sales for the region), decreased sales volume in Brazil and Mexico (which factor the Company estimates

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

contributed to an approximate 18.3% reduction in net sales for the region), which was partially offset by increased sales volume in Venezuela, Argentina and certain distributor markets in Latin America (which factor the Company estimates contributed to an approximate 9.7% increase in net sales for the region).

In the Far East and Africa, net sales increased by $10.1, or 32.4%, to $41.3 for the first quarter of 2003, as compared with the first quarter of 2002. The increase in the Far East region is due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 17.7% increase in net sales for the region), and increased sales volume in South Africa, Japan, China, Hong Kong, Taiwan and certain distributor markets in the Far East (which factor the Company estimates contributed to an approximate 17.4% increase in net sales for the region).

Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, military actions, adverse currency fluctuations, and competitive activities. Severe Acute Respiratory Syndrome, or SARS, could have an adverse effect on the Company's results of operations in certain countries in its Far East region.

Gross profit

Gross profit was $180.5 for the first quarter of 2003, compared with $166.4 for the first quarter of 2002. As a percentage of net sales, gross profit margins were 61.8% for the first quarter of 2003, compared with 60.4% for the first quarter of 2002. The increase in gross profit margin in the first quarter of 2003 compared to the comparable 2002 period is primarily due to lower factory cost of sales, partially offset by higher sales returns and allowances of $4.0 primarily related to the stabilization and growth phase of the Company's plan, higher brand support of $3.6 and a decrease in other revenue of $0.6 in the first quarter of 2003.

SG&A expenses

SG&A expenses were $184.2 for the first quarter of 2003, compared with $166.7 for the first quarter of 2002. The increase in SG&A expenses for the first quarter of 2003, as compared to the first quarter of 2002, is due primarily to higher personnel-related expenses (including pension expense) and higher professional fees (including consulting expenses related to the stabilization and growth phase of the Company's plan) of $10.2, which were partially offset by the absence of executive separation costs in the first quarter of 2003, which were $6.5 in the first quarter of 2002, higher brand support of $5.4, higher depreciation expense of $1.7 (which includes accelerated amortization charges of $1.2 related to certain information systems as a result of the Company's decision to, among other things, upgrade its information systems), higher wall display amortization of $1.7 and higher distribution costs of $0.5.

Restructuring costs

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the first quarter of 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $4.0, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force and relocation and other costs related to the consolidation of the Company's worldwide operations.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

During the first quarter of 2003, the Company recorded charges of $0.5, principally for employee severance and other personnel benefits in certain Latin American operations.

The Company anticipates annualized savings of approximately $1 relating to the restructuring charges recorded during the first quarter of 2003.

Other expenses (income)

Interest expense was $43.9 for the first quarter of 2003, compared with $41.7 for the first quarter of 2002. The increase in interest expense for the first quarter of 2003, as compared to the first quarter of 2002, is primarily due to higher interest rates under the Credit Agreement, as a result of the amendment to the Credit Agreement in February 2003, and higher overall outstanding borrowings during the first quarter of 2003.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was $0.9 for the first quarter of 2003, compared with $(4.2) for the first quarter of 2002. The increase in the provision for income taxes for the first quarter of 2003, as compared to the first quarter of 2002, was attributable to higher taxable income in certain markets outside the U.S. In addition, the benefit for income taxes in the first quarter of 2002 included the recognition of tax benefits relating to the carryback of alternative minimum tax losses.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $65.3 and $46.6 for the first quarters of 2003 and 2002, respectively. The increase in net cash used for operating activities for the first quarter of 2003, compared to the first quarter of 2002, resulted primarily from a higher net loss, higher purchases of permanent wall displays due to the roll out of the Company's newly-reconfigured wall displays, higher inventory and brand support for the continued implementation of the stabilization and growth phase of the Company's plan and higher insurance costs.

Net cash used for investing activities was $4.7 and $0.1 for the first quarters of 2003 and 2002, respectively. Net cash used for investing activities for the first quarter of 2003 consisted of capital expenditures. Net cash used for investing activities for the first quarter of 2002 consisted of capital expenditures, partially offset by the sale of marketable securities.

Net cash provided by financing activities was $14.5 and $15.9 for the first quarters of 2003 and 2002, respectively. Net cash provided by financing activities for the first quarter of 2003 included cash drawn under the Credit Agreement and the MacAndrews & Forbes $100 million term loan and an advance under the Keepwell Agreement, partially offset by the repayment of borrowings under the Credit Agreement and payment of financing costs. Net cash provided by financing activities for the first quarter of 2002 included cash drawn under the Credit Agreement and an advance under the Keepwell Agreement, partially offset by the repayment of borrowings under the Credit Agreement.

On November 30, 2001, Products Corporation entered into a credit agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of March 31, 2003, the 2001 Credit Agreement provided up to $248.7, which is comprised of a $116.6 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At March 31, 2003, the Term Loan Facility was fully drawn and $5.1 was available under the Multi-Currency Facility, including letters of credit. As of March 31, 2003, the Company had approximately $203 of available liquidity from all available sources.

On February 12, 2001, REV Holdings issued $80.5 principal amount of its New REV Holdings Notes, which were issued in exchange for a like principal amount of the Old REV Holdings Notes. The New

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

REV Holdings Notes bear interest at 12% per year, payable semi-annually, and mature on February 1, 2004. Accordingly, the New REV Holdings Notes are classified as a current liability in the unaudited consolidated condensed balance sheet at March 31, 2003.

In connection with the transactions with MacAndrews & Forbes described in Note 7 to the Unaudited Consolidated Condensed Financial Statements, and as a result of Revlon, Inc.'s operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, Products Corporation entered into an amendment in February 2003 of its Credit Agreement with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and secured waivers of compliance with these covenants for the fourth quarter of 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect the ability of Products Corporation to comply with these covenants during 2003, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the fourth quarter of 2003 expiring on January 31, 2004.

The amendment to the Credit Agreement also included the substitution of a covenant requiring Products Corporation to maintain a minimum of $20 of liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to $115 for 2003. The amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 from February 5, 2003 through the end of 2003.

As discussed in Note 7 to the Unaudited Consolidated Condensed Financial Statements, pursuant to the Investment Agreement MacAndrews & Forbes agreed, among other things, (i) to purchase such shares of Revlon, Inc.'s Class A Common Stock represented by its pro rata share, through REV Holdings, of the rights distributed in the Rights Offering (approximately 83% of the shares available for purchase under the Rights Offering, or approximately $41.5) and to back-stop the Rights Offering by purchasing the remaining shares of Class A Common Stock offered to, but not purchased by, other stockholders (approximately 17% of the shares offered in the Rights Offering, or an additional approximate $8.5), (ii) to provide Products Corporation with the MacAndrews & Forbes $100 million term loan (the terms and conditions of which the parties agreed to on February 5, 2003), (iii) if, prior to the consummation of the Rights Offering, Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan causes the Company to require some or all of the $50 of funds that Revlon, Inc. would raise from the Rights Offering, MacAndrews & Forbes would advance Revlon, Inc. these funds prior to closing the Rights Offering by making the $50 million Series C preferred stock investment, which would be redeemed with the proceeds Revlon, Inc. receives from the Rights Offering, and (iv) to provide Products Corporation with the MacAndrews & Forbes $40-65 million line of credit (the terms and conditions of which the parties agreed to on February 5, 2003), provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes had made the $50 million Series C preferred stock investment (or if Revlon, Inc. has consummated the Rights Offering and redeemed any outstanding shares of Series C preferred

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

stock). During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes agreed to waive the condition that the MacAndrews & Forbes $100 million term loan be fully drawn before it would be required to purchase up to $41.5 of Revlon, Inc.'s Series C preferred stock. During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes purchased $24.9 of Revlon, Inc.'s Series C preferred stock, which will be redeemed with the proceeds Revlon, Inc. receives from the Rights Offering. Revlon, Inc. then made a capital contribution of the proceeds from such issuance of Series C preferred stock to Products Corporation.

The Company's principal sources of funds are expected to be operating revenues, cash on hand, the net proceeds from the Rights Offering ($24.9 of which was advanced to Revlon, Inc., and which Revlon, Inc. used to make a capital contribution to Products Corporation during the second quarter of 2003 prior to the consummation of the Rights Offering and, subject to the satisfaction of certain conditions, the balance of $25.1 may be purchased by MacAndrews & Forbes in connection with the $50 million Series C preferred stock investment prior to the consummation of the Rights Offering, which Series C preferred stock will be redeemed with the proceeds from the Rights Offering), funds available for borrowing under the Credit Agreement and the Mafco Loans and advances under the Keepwell Agreement. Revlon, Inc. expects that the Rights Offering will be consummated in June 2003. The registration statement was declared effective by the Commission on May 12, 2003. At March 31, 2003 Products Corporation had borrowings of $15.0 (which excludes accrued interest of $0.1), under the MacAndrews & Forbes $100 million term loan to help fund the stabilization and growth phase of the Company's plan and for general corporate purposes. The Credit Agreement, the Mafco Loans, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt.

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

The Company currently estimates that charges related to the implementation of the stabilization and growth phase of the Company's plan will not exceed $60 during 2003 and 2004 (which excludes brand support and training and development costs). In addition, the Company currently estimates that the cash payments related to this phase of the plan for charges recorded in 2002 and in the first quarter of 2003 will be approximately $90 during 2003 and 2004 (which excludes brand support and training and development costs).

The Company developed a new design for its wall displays (which the Company refined as part of the stabilization and growth phase of its plan) and began installing them at certain customers' retail stores during 2002. The Company is also reconfiguring existing wall displays at its retail customers on an accelerated basis. Accordingly, the Company has accelerated the amortization of its existing wall displays. The installation of these newly-reconfigured wall displays resulted in accelerated amortization in the first quarter of 2003 of approximately $2. The Company estimates that purchases of wall displays for 2003 will be approximately $75 to $85.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

The Company estimates that capital expenditures for 2003 will be approximately $25 to $30. The Company estimates that cash payments related to the restructuring programs referred to in Note 4 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be $10 to $15 in 2003.

The Company has evaluated its management information systems and determined, among other things, to upgrade to an Enterprise Resource Planning ("ERP") System. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. Based upon the estimated time required to implement an ERP System and related IT actions, the Company expects that it will record additional amortization charges for its current information system in 2002 through 2005. The additional amortization recorded for the first quarter of 2003 was $1.2. The Company expects that the additional amortization for 2003 will be approximately $5.

The Company expects that operating revenues, cash on hand, net proceeds from the Rights Offering ($24.9 of which was advanced to Revlon, Inc. and contributed to Products Corporation during the second quarter of 2003 prior to the consummation of the Rights Offering and, subject to the satisfaction of certain conditions, the balance of $25.1 may be purchased by MacAndrews & Forbes in connection with the $50 million Series C preferred stock investment prior to the consummation of the Rights Offering, which Series C preferred stock will be redeemed with the proceeds from the Rights Offering), funds available for borrowing under the Credit Agreement and the Mafco Loans and advances under the Keepwell Agreement will be sufficient to enable the Company to cover its operating expenses for 2003, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements of its subsidiaries and interest on the New REV Holdings Notes. The Mafco Loans and the net proceeds from the Rights Offering (after giving effect to the redemption of any issued and outstanding Series C preferred stock) are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the stabilization and growth phase of the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring subsidiary indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. or selling its equity securities or reducing other discretionary spending. The Company has substantial debt maturing in 2004 and 2005, which will require refinancing, consisting of $80.5 of the New REV Holdings Notes due in 2004 and the following due in 2005: $246.3 (assuming the maximum amount is borrowed)

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

under the Credit Agreement and $363.0 of 12% Notes, as well as amounts, if any, borrowed under the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit.

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

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

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

At March 31, 2003, GSB Investments Corp. owned 17.6 million shares of Citigroup Common Stock. At March 31, 2003, the closing price of Citigroup Common Stock on the NYSE was $34.45 per share. At March 31, 2003 and April 30, 2003, 12.7 million and 13.7 million shares of Citigroup Common Stock, respectively, owned by GSB Investments Corp. were pledged to secure forward contracts and 0.9 million shares were held in escrow pursuant to the terms of a stockholders agreement between GSB Investments Corp. and Citigroup.

Citigroup has paid quarterly dividends, which have increased from $0.12 per share in the first quarter of 2000 to $0.20 per share in the first quarter of 2003. The forward contracts contain restrictions on the amount of dividends that GSB Investments Corp. would be entitled to receive on certain of its pledged Citigroup Common Stock. If Citigroup were to continue to pay quarterly dividends at the current rate of $0.20 per share, GSB Investments Corp. were to continue to own 17.6 million shares of Citigroup Common Stock and no further agreements were entered into restricting GSB Investments Corp.'s right to receive dividends, GSB Investments Corp. would have sufficient income from dividends paid on its Citigroup Common Stock to make the payments to REV Holdings that it might be required to make under the Keepwell Agreement. However, there can be no assurance that Citigroup, which the Company

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

does not control, will continue to pay dividends at this rate, if at all, that GSB Investments Corp. will continue to own shares of Citigroup Common Stock in an amount sufficient to cover advances under the Keepwell Agreement or that GSB Investments Corp. will not enter into any further agreements restricting its right to receive dividends on its Citigroup Common Stock.

If GSB Investments Corp. fails to comply with its obligations under the forward contracts that are secured by the pledge of its 13.7 million shares of Citigroup Common Stock, the beneficiary of such pledge could enforce its rights with respect to such collateral and could deprive GSB Investments Corp. of its rights to receive dividends on such pledged shares. GSB Investments Corp. has advised REV Holdings that, if GSB Investments Corp. does not receive sufficient dividend income from its Citigroup Common Stock to satisfy its obligations under the Keepwell Agreement, GSB Investments Corp. expects to obtain capital contributions or loans from affiliates to satisfy such obligations. There can be no assurance that GSB Investments Corp. could obtain any such funds because its affiliates are under no obligation to provide them to GSB Investments Corp.

In February 2003, GSB Investments Corp. made a non-interest bearing advance of $4.8 to REV Holdings under the Keepwell Agreement, which was used to make the February 1, 2003 interest payment on the New REV Holdings Notes. The Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the Keepwell Agreement.

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

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $43.1 outstanding at March 31, 2003. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2003 was $(0.4).

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except that on April 15, 2003 Products Corporation entered into an 11-year operating lease for its corporate offices in New York City (as Products Corporation's current lease expires in 2003), which has minimum lease payments in the aggregate of approximately $100 over the 11-year term.

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

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  — (Continued)
(dollars in millions, except per share data)

Effect of New Accounting Standard

In April 2003, the FASB announced it will require all companies to expense the fair value of employee equity-based awards. The FASB announced that it plans to issue an exposure draft later this year that could become effective in 2004. Until a new statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any new statement regarding employee equity-based awards when a new statement is issued.

REV HOLDINGS LLC AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2002. The following table presents the information required by Item 7A as of March 31, 2003:

	Expected maturity date for the year ended March 31,							Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter	Total
	(dollars in millions)
Debt (a)
Short-term variable rate (various currencies)	$26.9						$26.9	$26.9
Average interest rate (b)	4.9%
Long-term fixed rate ($US)			$354.1	$499.7		$649.9	1,503.7	930.3
Average interest rate			12.0%	8.6%		8.6%
Long-term variable rate ($US)			218.7 *				218.7	218.7
Average interest rate (b)			7.7%
Long-term variable rate (various currencies)			3.0 *				3.0	3.0
Average interest rate (b)			9.3%
Total debt	$26.9	$—	$575.8	$499.7	$—	$649.9	$1,752.3	$1,178.9

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2003	Fair Value March 31, 2003
Buy Euros/Sell USD	1.0628	$7.5	$7.7	$0.2
Sell British Pounds/Buy USD	1.5529	4.3	4.3	—
Sell Australian Dollars/Buy USD	0.5839	8.8	8.6	(0.2)
Sell Canadian Dollars/Buy USD	0.6688	13.1	13.0	(0.1)
Sell South African Rand/Buy USD	0.1177	3.6	3.5	(0.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.0900	3.2	3.2	—
Buy British Pounds/Sell Euros	0.6804	2.6	2.4	(0.2)
Total forward contracts		$43.1	$42.7	$(0.4)

(a)	Excludes affiliate debt of $39.2, advances under the Keepwell Agreement of $19.0 and the New REV Holdings Notes, which have a face value of $80.5 and matures on February 1, 2004.
(b)	Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2003.
*	Represents Products Corporation's Credit Agreement which matures in May 2005.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act).

REV HOLDINGS LLC AND SUBSIDIARIES  — (Continued)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's plans to update its retail presence and improve the marketing effectiveness of its retail wall displays by installing newly-reconfigured wall displays and reconfiguring existing wall displays at its retail customers (and its estimates of the costs of such wall displays, the effects of such plans on the accelerated amortization of existing wall displays and the estimated amount of such amortization);
(ii)	the Company's plans to increase its advertising and media spending and improve the effectiveness of its advertising;
(iii)	the Company's plans to introduce new products and further strengthen its new product development process;
(iv)	the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays, selectively adjust prices on certain of its products, improve customers' stock levels by enhancing merchandiser coverage and reduce damages by continuing to develop the Company's tamper evident program;
(v)	the Company's plans to implement comprehensive programs to develop and train its employees;
(vi)	the Company's future financial performance;
(vii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, adverse currency fluctuations, competitive activities and SARS;
(viii)	the Company's plans to accelerate the implementation of the stabilization and growth phase of its plan and the charges and the cash costs resulting from implementing such plan and the timing of such costs, as well as the Company's expectations as to improved revenues over the long term as a result of such phase of its plan;
(ix)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;
(x)	operating revenues, cash on hand, cash available from the Rights Offering (which may be advanced as a result of the $50 million Series C preferred stock investment, which would be redeemed with the proceeds from the Rights Offering), availability of borrowings under the Mafco Loans and Products Corporation's Credit Agreement and advances under the Keepwell Agreement being sufficient to satisfy the Company's cash requirements in 2003, the availability of advances under the Keepwell Agreement and GSB Investments Corp.'s plan to obtain capital contributions or loans from its affiliates to make advances under the

REV HOLDINGS LLC AND SUBSIDIARIES  — (Continued)

Keepwell Agreement if it has not received sufficient dividend income from its Citigroup Common Stock, the Company's current estimates and expectations as to it not requiring funds from the $40-65 million line of credit during 2003, and the availability of funds from restructuring indebtedness, selling assets or operations of Revlon, Inc., capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and the sale of additional shares of Revlon, Inc. or the sale of equity securities of REV Holdings to pay the principal amount at maturity of the New REV Holdings Notes;
(xi)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the stabilization and growth phase of the Company's plan, such as the purchase and reconfiguration of wall displays and increases in advertising and media, capital expenditure requirements, including charges and costs in connection with the ERP System, payments in connection with the Company's restructuring programs and debt service payments, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs and debt service payments (including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes);
(xii)	matters concerning the Company's market-risk sensitive instruments;
(xiii)	the effects of the Company's adoption of certain accounting principles;
(xiv)	Revlon, Inc.'s ability to consummate the Rights Offering and as to the timing thereof;
(xv)	Products Corporation securing a further waiver or amendment of various provisions of its Credit Agreement, including the EBITDA and leverage ratio covenants, or refinancing or repaying such debt before January 31, 2004 in the event such waiver or amendment is not secured; and
(xvi)	Products Corporation's plan to refinance its debt maturing in 2005.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K to the Commission (which, among other places, can be found on the Commission's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;
(ii)	difficulties or delays in developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;
(iii)	difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development process;

REV HOLDINGS LLC AND SUBSIDIARIES  — (Continued)

(iv)	difficulties or delays in implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays, selectively adjust prices on certain of its products, improve stock levels by enhancing merchandiser coverage and/or reduce damages by continuing to develop the Company's tamper evident program;
(v)	difficulties or delays in implementing comprehensive programs to train the Company's employees;
(vi)	unanticipated circumstances or results affecting the Company's financial performance, including changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;
(vii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions and military actions, in trade, monetary, fiscal and tax policies in international markets and developments related to SARS;
(viii)	unanticipated costs or difficulties or delays in completing projects associated with the stabilization and growth phase of the Company's plan or lower than expected revenues over the long term as a result of such plan;
(ix)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;
(x)	lower than expected operating revenues, the inability to secure additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, lower than expected operating revenues or increased operating expenses, or delays in the consummation of the Rights Offering, that could cause the Company to require funds from the $40-65 million line of credit during 2003, or the unavailability of funds under Products Corporation's Credit Agreement, the Mafco Loans, the $50 million Series C preferred stock investment, or from restructuring indebtedness or selling assets or operations of Revlon, Inc., selling additional shares of Revlon, Inc. or equity securities of REV Holdings or from the Rights Offering or advances under the Keepwell Agreement or GSB Investments Corp.'s inability to obtain capital contributions or loans from its affiliates to make advances under the Keepwell Agreement if it has not received sufficient dividend income from its Citigroup Common Stock;
(xi)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs or debt service payments;
(xii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;
(xiii)	unanticipated effects of the Company's adoption of certain new accounting standards;
(xiv)	difficulties, delays or the inability of Revlon, Inc. to consummate the Rights Offering;
(xv)	difficulties, delays or inability to secure a further waiver or amendment of the EBITDA and leverage ratio covenants under the Credit Agreement or refinancing or repaying such debt on or before January 31, 2004 in the event such waiver or amendment is not secured; and
(xvi)	difficulties, delays or the inability of Products Corporation to refinance its debt maturing in 2005.

Factors other than those listed above could cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REV HOLDINGS LLC AND SUBSIDIARIES  — (Continued)

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits –

3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Preferred Stock dated May 8, 2003 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended March 31, 2003).

99.1	Certification of Ronald O. Perelman, Chief Executive Officer, dated May 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of Todd J. Slotkin, Chief Financial Officer, dated May 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K – None

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REV HOLDINGS LLC Registrant

By: /s/ Todd J. Slotkin Todd J. Slotkin Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 14, 2003

REV HOLDINGS LLC AND SUBSIDIARIES

CERTIFICATIONS

I, Ronald O. Perelman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of REV Holdings LLC (the "Registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
6.	The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ronald O. Perelman
Ronald O. Perelman Chief Executive Officer of REV Holdings LLC

Date: May 14, 2003

REV HOLDINGS LLC AND SUBSIDIARIES

CERTIFICATIONS

I, Todd J. Slotkin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of REV Holdings LLC (the "Registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Todd J. Slotkin
Todd J. Slotkin Chief Financial Officer of REV Holdings LLC

Date: May 14, 2003