Form 10-K
period 2003-12-31
REV HOLDINGS LLC
filed 2004-03-30
CIK 1035678

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 333-23451

REV HOLDINGS LLC
(Exact name of registrant as specified in its charter)

DELAWARE	13-3933701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 East 62nd Street, New York, New York	10021
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 572-8600

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes       No

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable, as there is no public market therefor. As of December 31, 2003, the registrant's entire membership interest is held by an affiliate of Mafco Holdings Inc.

PART I

Item 1.    Description of Business

Background

REV Holdings LLC (together with its subsidiaries, "REV Holdings" or the "Company") is a Delaware limited liability company formed in December 2002 in connection with the conversion of its predecessor, REV Holdings Inc., a Delaware corporation formed in 1997, into a Delaware limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), which is a direct wholly owned subsidiary of Revlon, Inc. On March 25, 2004, due to certain debt reduction transactions initiated by Revlon, Inc., there was a change to the beneficial ownership interest of REV Holdings in Revlon, Inc. See "Recent Developments" for further information concerning these transactions.

The Company manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. Revlon is one of the world's leading mass-market cosmetics brands. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such well-known brand names as Revlon, ColorStay, Revlon Age Defying and Skinlights, as well as Almay in cosmetics; Almay Kinetin, Vitamin C Absolutes, Eterna 27, Ultima II and Jeanne Gatineau in skin care; Charlie in fragrances; and High Dimension, Flex, Mitchum, Colorsilk, Jean Naté and Bozzano in personal care products.

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 70 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass-market distribution channel, including the lip, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain markets outside of the U.S., including in Australia, Canada, Mexico and South Africa. The Company's products are sold in more than 100 countries across six continents.

All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data does not reflect sales volume from Wal-Mart, Inc., which is Revlon's largest customer.

The Company's Plan

The Company's plan consists of three main components: (1) the cost rationalization phase; (2) the stabilization and growth phase; and (3) the continued growth momentum and accelerated growth phase.

    Phase 1 — Cost Rationalization

In 1999 and 2000, the Company faced a number of strategic challenges. Accordingly, through 2001 the Company focused its plan on lowering costs and improving operating efficiency. The Company believes that the actions taken during 2000 and 2001 lowered aspects of the Company's cost structure and improved the Company's manufacturing and operating efficiency, creating a platform for the stabilization and growth stage of its plan.

    Phase 2 — Stabilization and Growth

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

Following the appointment of Mr. Stahl, the Company undertook an extensive review and evaluation of the Company's business to establish specific integrated objectives and actions to advance the next stage in the Company's plan. As a result of this review, the Company established three principal objectives:

•	creating and developing the most consumer-preferred brands;

•	becoming the most valuable partner to the Company's retailers; and

•	becoming a top company where people choose to work.

The Company also conducted detailed evaluations of and research on the strengths of the Revlon brand and the Almay brand; the Company's advertising and promotional efforts; the Company's relationships with the Company's retailers and consumers; its retail in-store presence; and the strength and skills of the Company's organization. As a result, the Company developed the following key actions and investments to support the stabilization and growth phase of its plan:

•	Increase advertising and media spending and effectiveness. The Company increased its media spending and advertising support in 2003 and latter half of 2002. The Company is also seeking to improve the effectiveness of its marketing, including its advertising, by, among other things, ensuring consistent messaging and imagery in its advertising, in the graphics included in the Company's wall displays and in other marketing materials.

•	Increase the marketing effectiveness of the Company's wall displays. Beginning in the first quarter of 2003, the Company has begun and intends to continue to make significant improvements to its retail wall displays by streamlining its product assortment and reconfiguring product placement, which the Company believes will optimize cross-selling among the Company's various product categories on the wall displays and make the displays easier to merchandise and stock. The Company also intends to continue to roll out its new wall displays, which the Company began in 2002. In addition, beginning in the first quarter of 2003, the Company has begun and intends to continue to focus on enhancing the effectiveness of its merchandiser coverage to improve in-store stock levels and work with its retail customers to improve replenishment of the Company's products on the wall displays and to minimize out-of-stocks at its retail customers.

•	Adopt revised pricing strategies. The Company has been selectively adjusting prices on certain stock keeping units, or SKUs, to better align the Company's pricing with product benefits and competitive benchmarks.

•	Further strengthen the Company's new product development process. The Company has developed and is implementing a new cross-functional product development process intended to optimize the Company's ability to bring to market its new product offerings and to ensure that the Company has products in key trend categories.

•	Implement a comprehensive program to develop and train the Company's employees. The Company is implementing a comprehensive program to further develop the management, leadership and communication skills of its employees, which the Company will regularly assess as part of its goal to become a top company where people choose to work.

In December 2002, Revlon, Inc. announced that it would accelerate aspects of the implementation of the stabilization and growth phase of its plan. The Company recorded charges of approximately $100 million in the fourth quarter of 2002 and approximately $31 million during 2003. These charges primarily related to various aspects of the stabilization and growth phase of the Company's plan, primarily stemming from sales returns and inventory writedowns from a selective reduction of SKUs, reduced distribution of the Ultima II brand, higher allowances stemming from selective price adjustments on certain products, professional expenses associated with the development of, and research in relation to, and execution of the stabilization and growth phase of the Company's plan, and writedowns associated with reconfiguring existing wall displays at the Company's retail customers. These charges exclude brand support expenses and training and development costs.

    Phase 3 — Continued Growth Momentum and Accelerated Growth

The Company intends to capitalize on the actions taken during the stabilization and growth phase of the Company's plan, with the objective of increasing revenues and achieving profitability over the long term.

The Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of improving the Company's operating margins. The Company currently anticipates that these initiatives will include, among other things, actions to: (i) further improve the new product development and implementation process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically; and (iv) optimize the effectiveness of the Company's marketing and promotions. This stage will also include strengthening the Company's balance sheet. (See "Recent Developments").

Finally, the Company expects that it will continue the training and development of its organization to continue to improve the organization's capability to execute its strategies, while providing enhanced job satisfaction for its employees.

Recent Developments

On February 12, 2004, Revlon, Inc. announced that its Board of Directors had approved agreements with Fidelity Management & Research Co. ("Fidelity") and Mafco Holdings Inc. ("Mafco Holdings" and, together with its affiliates, "MacAndrews & Forbes"), the Company's indirect parent, intended to dramatically strengthen its balance sheet (the "Debt Reduction Transactions"). As a result of the agreements reached and further steps taken to implement those agreements, Revlon, Inc. expects to reduce its consolidated debt by approximately $910 million by the end of March 2006.

Fidelity and MacAndrews & Forbes agreed to tender or to cause to be tendered for exchange in exchange offers (together with the other contemporaneously closed debt reduction transactions described below, the "Revlon Exchange Offers") an aggregate of approximately $440 million of outstanding 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes (each as hereinafter defined and collectively, the "Revlon Exchange Notes") for shares of Revlon, Inc. Class A common stock, with a par value of $0.01 per share (the "Class A Common Stock"), at a ratio of 400 shares of Class A Common Stock for each $1,000 principal amount of 8 1/8% Senior Notes or 9% Senior Notes tendered for exchange or 300 shares of Class A Common Stock for each $1,000 principal amount of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements gave Fidelity the right to elect to receive cash or additional shares of Class A Common Stock in respect of accrued interest payable on the notes it tendered. MacAndrews & Forbes elected to receive Class A Common Stock in respect of its accrued interest.

In the Revlon Exchange Offers, which launched on February 20, 2004, expired on March 19, 2004 and, as discussed in further detail below, closed on March 25, 2004, holders other than MacAndrews & Forbes and Fidelity were offered the opportunity to exchange their notes for (i) shares of Class A Common Stock at the same ratios applicable to Fidelity and MacAndrews & Forbes in their agreements or, under certain conditions, (ii) cash up to a maximum of $150 million aggregate principal amount of tendered notes, subject to proration. Notes tendered for cash were to receive $830 per $1,000 face amount for the 8 1/8% Senior Notes, $800 per $1,000 face amount for the 9% Senior Notes and $620 per $1,000 face amount for the 8 5/8% Senior Subordinated Notes. Accrued interest was also to be paid on tendered notes in cash or additional shares of Class A Common Stock, at the holder's option. As discussed in more detail below, at the close of the Revlon Exchange Offers, no cash was paid for any of the Revlon Exchange Notes.

MacAndrews & Forbes also agreed to receive as part of the Revlon Exchange Offers Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Offers, under the Mafco $100 million term loan (which was approximately $109.7 million at March 25, 2004), the 2004 Mafco $125 million term loan (which was approximately $38.9 million at March 25, 2004), the Mafco $65 million line of credit (which was nil at March 25, 2004) (each as such loan and line of credit is hereinafter defined) and approximately $24.1 million of subordinated promissory notes. Each $1,000 principal amount of indebtedness outstanding under the Mafco $100 million term loan and the 2004 Mafco $125 million term loan was exchanged for 400 shares of Class A Common Stock, and each $1,000 principal amount of indebtedness outstanding under the subordinated promissory notes was exchanged for 300 shares of Class A Common Stock. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged on March 25, 2004 remain available to Products Corporation, subject to the "Borrowing Limit" as hereinafter defined.

As part of the Revlon Exchange Offers, Revlon, Inc. agreed with Fidelity to cause Products Corporation to limit, following the close of the Revlon Exchange Offers, outstanding aggregate borrowings under the Mafco $65 million line of credit and the Mafco 2004 $125 million term loan to an amount not greater than approximately $86 million, representing $125 million less the indebtedness under such loans that was exchanged at the closing of the Revlon Exchange Offers (the "Borrowing Limit").

The Company, which is a wholly owned indirect subsidiary of MacAndrews & Forbes, owned all of Revlon, Inc.'s outstanding Series A preferred stock, which had an aggregate liquidation preference of $54.6 million, and all of Revlon, Inc.'s outstanding Series B convertible preferred stock. As part of the Revlon Exchange Offers, MacAndrews & Forbes agreed to cause REV Holdings to exchange each $1,000 of liquidation preference on its shares of Revlon, Inc.'s Series A preferred stock for 160 shares of Class A Common Stock for and to convert its shares of Revlon, Inc. Series B convertible preferred stock into an aggregate of 433,333 shares of Class A Common Stock.

In another contemporaneous transaction, Revlon, Inc. and Fidelity entered into a stockholders agreement pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange ("NYSE") listing standards) on its Board of Directors, as it currently does; and (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors.

REV Holdings, by written consent, approved on Revlon, Inc.'s behalf the Revlon Exchange Offers and related agreements, including the approval of the issuance of the necessary additional shares of Class A Common Stock for exchange in the Revlon Exchange Offers, and the transactions contemplated by the related agreements with Fidelity and MacAndrews & Forbes. The decision to enter into the transactions described above follows the announcement in December 2003 that Revlon, Inc.'s Board of Directors had authorized management to begin exploring various alternatives to strengthen its balance sheet and increase equity.

On March 25, 2004, Revlon, Inc. consummated the Revlon Exchange Offers. As a result of the consummation of these offers, approximately $133.8 million principal amount of the 8 1/8% Senior Notes, approximately $174.5 million principal amount of the 9% Senior Notes and approximately $322.9 million principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for an aggregate of approximately 224.1 million shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the notes. Such amount of notes exchanged includes approximately $1.0 million of the 9% Senior Notes and approximately $286.7 million of the 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 million of the 9% Senior Notes, approximately $77.8 million of the 8 1/8% Senior Notes and approximately $32.1 million of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

MacAndrews & Forbes also exchanged approximately $109.7 million of existing indebtedness (including principal and accrued interest) under the Mafco $100 million term loan for approximately 43.9 million shares of Class A Common Stock, approximately $38.9 million of existing indebtedness (including principal and accrued interest) under the 2004 Mafco $125 million term loan for approximately 15.6 million shares of Class A Common Stock and approximately $24.1 million of indebtedness under certain subordinated promissory notes payable to MacAndrews & Forbes for approximately 7.2 million shares of Class A Common Stock. The Company exchanged all of Revlon, Inc.'s previously outstanding Series A preferred stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted all of its shares of Revlon, Inc.'s previously outstanding Series B convertible preferred stock into 433,333 shares of Class A Common Stock.

As a result of consummating the foregoing exchange transactions, Revlon, Inc. currently has outstanding approximately 338.2 million shares of its Class A Common Stock and 31.25 million shares of its Class B common stock, with a par value of $0.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), with MacAndrews & Forbes beneficially owning approximately 221.2 million shares of Revlon, Inc.'s combined Common Stock (representing approximately 59.9% of the outstanding shares of Revlon, Inc.'s Common Stock and approximately 77.2% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially owning approximately 78.4 million shares of Class A Common Stock (representing approximately 21.2% of the outstanding shares of Common Stock and approximately 12.1% of the combined voting power of the Common Stock); and other stockholders beneficially owning approximately 69.8 million shares of Class A Common Stock (representing approximately 18.9% of the outstanding shares of Common Stock and approximately 10.7% of the combined voting power of the Common Stock). Of the shares beneficially owned by MacAndrews & Forbes, REV Holdings currently owns approximately 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock.

Revlon, Inc. had announced that its previously-announced plan to launch a rights offering to reduce debt by a further $50 million by year-end 2004 was reduced to $9.7 million, as a result of $190.3 million of notes having been exchanged in excess of the notes committed to be exchanged under the support agreements. This $190.3 million more than satisfied Revlon, Inc.'s plan to reduce debt through the exchange offers by $150 million in addition to the notes that were committed to be exchanged in the support agreements. The $40.3 million difference satisfies all but $9.7 million of the Company's plan to reduce debt by a further $50 million by year-end 2004. As a result, Revlon, Inc. indicated that its support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc, to satisfy the remaining $9.7 million of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to reduce debt by an additional $109.7 million by March 2006.

Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Offers, MacAndrews & Forbes has agreed to back-stop an additional approximately $109.7 million of debt reduction by Revlon, Inc. through March 31, 2006. Revlon, Inc. has not yet announced the terms by which it will accomplish this additional debt reduction.

As part of the consideration for its agreed participation in the Revlon Exchange Offers, Fidelity was granted the right to nominate two directors to Revlon, Inc.'s Board of Directors. Consequently, effective March 25, 2004, Revlon, Inc.'s Board of Directors elected Fidelity's two designees, Kenneth L. Wolfe and Paul J. Bohan, to the Board of Directors. In addition, Mr. Wolfe was appointed to Revlon, Inc.'s newly-formed Nominating and Corporate Governance Committee and its Compensation Committee, and Mr. Bohan was appointed to its Audit Committee. Revlon, Inc.'s Board of Directors determined that Messrs. Wolfe and Bohan met all applicable independence requirements for their new duties.

Mr. Wolfe served as chairman and chief executive officer of Hershey Foods Corporation ("Hershey") from 1994 until his retirement in December 2001. Mr. Wolfe joined Hershey in 1967 and held various executive positions, including president and chief operating officer, before being appointed its chairman and chief executive officer. Mr. Wolfe also serves as a member of the Board of Directors of Adelphia Communications Corporation, Bausch and Lomb Incorporated and Carpenter Technology Corporation and serves as the chairman of the audit committees of each of those companies.

Prior to his retirement in February 2001, Mr. Bohan was a Managing Director of Salomon Smith Barney, a unit of Citigroup Inc., since 1980. Mr. Bohan currently serves as a member of the board of directors of each of Arena Brands, Inc., a privately held company, and The New York Police & Fire Widows' & Children's Benefit Fund and serves on the Fund's audit committee.

In addition, in connection with closing the Revlon Exchange Offers on March 25, 2004, certain affiliates of MacAndrews & Forbes and related parties receiving Class A Common Stock in the offers became beneficiaries of a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which such parties will have the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such holders. (See "Certain Relationships and Related Transactions – Registration Rights Agreement").

Also, in conjunction with the Revlon Exchange Offers, Products Corporation entered into amendments to its bank credit agreement (the "Exchange Bank Amendments") to provide an additional

$64.4 million term loan facility, the proceeds of which were used to repay outstanding revolving indebtedness under Products Corporation's Credit Agreement (as hereinafter defined) without a reduction in revolving credit commitments. These amendments also reduced the interest rates payable on such loans facility by 0.5% as compared to other loans under the existing term loan facility of Products Corporation's Credit Agreement, with such rates on these new term loans being, at Products Corporation's option, either (A) the Alternate Base Rate plus 4.0%; or (B) the Eurodollar Rate plus 5.0%. These additional term loans mature on May 30, 2005 and require an amortization payment of $650,000 on November 30, 2004. The Exchange Bank Amendments also permit various aspects of the transactions relating to the Revlon Exchange Offers, including permitting (i) the prepayment of the Mafco $100 million term loan and the Mafco $125 million term loan occurring as a result of the indebtedness thereunder outstanding at the consummation of the Revlon Exchange Offers being fully converted to equity; (ii) the reduction of the commitment of the Mafco $65 million line of credit to its undrawn amount at the consummation of the Revlon Exchange Offers (which reduction was nil as there was no amount outstanding under the Mafco $65 million line of credit at the consummation of the Revlon Exchange Offers); (iii) any proceeds remaining after such transactions to be contributed to Products Corporation and used to prepay or repurchase any of its outstanding indebtedness, provided that Products Corporation takes action to make such prepayment or repurchase within 30 days after receipt of such contribution and grants a first-priority security interest in the amount contributed pending its application to such prepayment or repurchase; (iv) Revlon, Inc. to enter into certain investment or subscription agreements in connection with the Revlon Exchange Offers; and (v) the aggregate term loan commitments under the Credit Agreement to be increased by $64.4 million.

In December 2003, Revlon, Inc. announced that its Board of Directors approved two loans from MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), one to provide up to $100 million (the "2004 M&F Loan"), if needed, to enable the Company to continue to implement and refine its plan, and the other to provide an additional $25 million (the "$25 million M&F Loan") to be used for general corporate purposes. In 2004, MacAndrews Holdings and Revlon, Inc. consolidated the 2004 M&F Loan and $25 million M&F Loan into one term loan agreement (the "2004 Mafco $125 million term loan"). The 2004 Mafco $125 million term loan is a senior unsecured multiple-draw term loan at an interest rate of 12% per annum and is on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes in 2003, including that interest on such loans is not payable in cash, but accrues, is added to the principal amount each quarter and will be paid in full at final maturity on December 1, 2005, provided that the final $25 million of such loan may be repaid at the option of Products Corporation prior to December 1, 2005.

EBITDA (as defined in the Credit Agreement) was $144.4 million for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 million required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured waivers of compliance with these covenants for the four quarters ended December 31, 2003. In light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005 (the "January 2004 Bank Amendment"). The January 2004 Bank Amendment to the Credit Agreement included certain other amendments to allow for the continued implementation of its plan, including, among other things: (i) providing exceptions from the limitations under the indebtedness covenant to permit the 2004 Mafco $125 million term loan, (ii) permitting Products Corporation to borrow up to an additional $50 million in working capital loans from MacAndrews Holdings or its affiliates, if necessary, (iii) extending the maturity of the Mafco $65 million line of credit until June 30, 2005 and providing that as a condition to Products Corporation borrowing under such line from and after the effective date of the January 2004 Bank Amendment that at least $100 million shall have been borrowed under the 2004 Mafco $125 million term loan, (iv) continuing the $20 million minimum liquidity covenant, (v) increasing the applicable margin on loans under the Credit Agreement by 0.25%, the incremental cost of which to Products Corporation, assuming the Credit Agreement is fully drawn, would be approximately $0.5 million from February 1, 2004 through the end of 2004, and (vi) permitting Revlon, Inc. to guarantee certain classes of Products Corporation's public indebtedness so as to consummate the Revlon Exchange Offers and related transactions.

On October 17, 2003, REV Holdings filed a registration statement on Form S-4 with the Securities & Exchange Commission (the "SEC") with respect to an offer to exchange (the "REV Holdings Exchange Offer") its 12% Senior Secured Notes due 2004 (the "REV Holdings Notes") for 13% Senior Secured Notes due 2007 (the "New REV Holdings Notes"). The REV Holdings Exchange Offer was consummated on January 21, 2004. In connection therewith, REV Holdings issued $18.5 million principal amount of New REV Holdings Notes in exchange for a like principal amount of REV Holdings Notes. In addition, at maturity on February 1, 2004, the Company's parent contributed $7.9 million principal amount of REV Holdings Notes it held and $54.1 million of cash to retire the remaining outstanding REV Holdings Notes. Accordingly, the REV Holdings Notes have been classified as a long-term liability in the audited consolidated balance sheet at December 31, 2003.

The New REV Holdings Notes, which pay interest semi-annually and mature on February 1, 2007, are secured by 104 shares of Class A Common Stock per $1,000 principal amount. The terms of the New REV Holdings Notes are substantially the same as those of the REV Holdings Notes. In connection with the REV Holdings Exchange Offer, GSB Investments Corp., an affiliate of the Company, entered into an agreement with REV Holdings (the "New Keepwell Agreement"), pursuant to which GSB Investments Corp. will provide REV Holdings with funds equal to any interest payment due on the New REV Holdings Notes to the extent that REV Holdings does not have sufficient funds on hand to make such payment on the applicable due date. REV Holdings currently anticipates that it will be dependent upon advances under the New Keepwell Agreement to pay interest when due under the New REV Holdings Notes.

Products

The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands and certain selected products.

Brand	Cosmetics	Skin Care	Fragrances	Personal Care Products
Revlon	Revlon ColorStay Stay Natural Always On Revlon Age Defying Super Lustrous New Complexion Skinlights High Dimension Illuminance Lipglide Moisturous	Eterna 27 Vitamin C Absolutes	Charlie Ciara	High Dimension Colorsilk Frost & Glow Flex Outrageous Aquamarine Mitchum Hi & Dri Jean Naté Revlon Beauty Tools
Almay	Almay Time-Off Amazing Lasting One Coat Skin Stays Clean Almay Lip Vitality Clear Complexion Skin Smoothing Pure Tints	Almay Kinetin Almay Milk Plus		Almay
Other Brands	Ultima II Jeanne Gatineau Cutex	Ultima II Jeanne Gatineau		Bozzano Juvena

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

The Company markets several different lines of Revlon lip makeup (which address different segments of the lip makeup category). The Company's ColorStay lipcolor uses patented transfer-resistant technology that provides long wear. ColorStay Overtime Lipcolor is a patented lip technology introduced in 2002 that builds on the strengths of the ColorStay franchise by offering long-wearing benefits in a new product form, which enhances comfort and shine. Super Lustrous lipstick is the Company's flagship wax-based lipcolor. In 2003, the Company launched Moisturous Lipcolor, and LipGlide Sheer lipcolor.

The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company's Super Top Speed nail enamel contains a patented speed drying polymer formula, which sets in 60 seconds. The Company also sells Cutex nail polish remover and nail care products in certain countries outside the U.S. In 2003, the Company launched ColorStay Always On nail enamel.

The Company sells face makeup, including foundation, powder, blush and concealers, under such Revlon brand names as Revlon Age Defying, which is targeted for women in the over 35 age bracket; ColorStay, which uses patented transfer-resistant technology that provides long wear and won't rub off benefits; New Complexion, for consumers in the 18-to-34 age bracket; and Skinlights skin brighteners that brighten skin with sheer washes of color. In 2003, the Company launched ColorStay Stay Natural foundation.

The Company's eye makeup products include mascaras, eyeliners and eye shadows. ColorStay mascara, Softstroke eyeliners and Revlon Wet/Dry eye shadows are targeted for women in the 18-to-49 age bracket. The Company's eye products also include Illuminance, an eye shadow that gives a luminous finish, and High Dimension mascara and eyeliners. In 2002, the Company launched ColorStay Overtime lash tint, a patented product that wears for up to three days. In 2003, the Company launched Lash Fantasy Primer & Mascara and Eyeglide Shimmer Shadow.

The Company's Almay brand consists of a line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. Almay products include lip makeup, eye and face makeup, and skin care products. The Almay brand flagship One Coat franchise consists of lip makeup and eye makeup products including mascara. The Company also sells Skin Stays Clean liquid foundation makeup with its patented "clean pore complex." The Almay Amazing Lasting Collection features long-wearing mascaras and foundations. The Almay Kinetin Skincare Advanced Anti-Aging Series features a patented technology. In 2003, the Company launched Almay Lip Vitality lipstick with a patented technology, Nearly Naked foundation and Bright Eyes mascara.

The Company sells Revlon Beauty Tools, which include nail and eye grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets under the Revlon brand name and are the number one brand of beauty tools, excluding pedicure products in the U.S. mass-market distribution channel.

The Company's skin care products, including moisturizers, are sold under brand names including Eterna 27, Vitamin C Absolutes, Almay Kinetin, Almay Milk Plus and Ultima II. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under various regional brands, including the Company's premium-priced Jeanne Gatineau brand, as well as Ultima II.

Personal Care Products.    The Company sells a broad line of personal care consumer products, which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the mass-market distribution channel, the Company sells haircare, antiperspirant and other personal care products, including the Flex and Aquamarine haircare lines in many countries and the Bozzano and Juvena brands in Brazil; as well as Colorsilk and Frost & Glow hair coloring lines throughout a portion of the world; and the Mitchum and Hi& Dri antiperspirant brands in many countries. The Company also markets hypo-allergenic personal care products, including antiperspirants, under the Almay brand. The Company's High Dimension hair color is a revolutionary 10-minute home permanent hair color.

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

The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including Revlon, ColorStay, Revlon Age Defying, Almay, Charlie, and Mitchum. In 2002 the Company consolidated all of its advertising for the Revlon and Almay brands into a single advertising agency intended to increase the effectiveness of its worldwide advertising, as well as result in more efficient media placement. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. The Company also uses cooperative advertising programs with some retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

The Company distributes unique marketing materials such as the "Revlon Reports," which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and can include coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's wall displays that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost; magazine inserts containing samples of the Company's newest products; trial-size products; and "shade samplers," which are collections of trial-size products in different shades. Additionally, the Company maintains separate websites, www.revlon.com and www.almay.com devoted to the Revlon and Almay brands, respectively. Each of these websites feature current product and promotional information for the Revlon and Almay brands, respectively, and are updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns.

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically advanced consumer products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's research and development group comprises departments specialized in the technologies critical to the Company's various product categories, as well as an advanced technology department that promotes inter-departmental, cross-functional research on a wide range of technologies to develop new and innovative products. In connection with the implementation of the stabilization and growth phase of the Company's plan, the Company has developed and is implementing a new cross-functional product development process intended to optimize the Company's ability to bring to market its new product offerings and to ensure that the Company has products in key trend categories.

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

As of December 31, 2003, the Company employed approximately 160 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2003, 2002 and 2001, the Company spent approximately $25.4 million, $23.3 million and $24.4 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2003, cosmetics and/or personal care products were produced at the Company's facilities in Oxford, North Carolina, Irvington, New Jersey, Venezuela, France, South Africa, China and Mexico and at third-party owned facilities around the world. The Company continually reviews its manufacturing needs against its manufacturing capacity to identify opportunities to reduce costs and operate more efficiently. The Company purchases raw materials and components throughout the world. The Company continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its large purchasing capacity to maximize cost savings. The global sourcing of raw materials and components from accredited vendors also ensures the quality of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortage of, or difficulty in obtaining, such materials.

Distribution

The Company's products are sold in more than 100 countries across six continents. The Company's worldwide sales force had approximately 320 people as of December 31, 2003, including a dedicated sales force for cosmetics, skin care, fragrance and personal care products in the mass-market distribution channel in the U.S. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

United States and Canada.    Net sales in the U.S. and Canada accounted for approximately 69% of the Company's 2003 net sales, a majority of which were made in the mass-market distribution channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2003, 12 licenses were in effect relating to 16 product categories to be marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties.

As part of its strategy to increase consumption of the Company's products at retail, the Company has enhanced and focused coverage by retail merchandisers who stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retail outlets. Additionally, the Company has upgraded the technology available to its sales force to provide real-time information regarding inventory levels and other relevant information.

International.    Net sales outside the U.S. and Canada accounted for approximately 31% of the Company's 2003 net sales. The ten largest countries in terms of these sales, which include South Africa, United Kingdom, Australia, Mexico, Hong Kong, France, Brazil, Japan, Italy and China, accounted for approximately 24% of the Company's net sales in 2003. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers and variety stores. The Company also distributes outside the U.S. through department stores and specialty stores such as perfumeries. At December 31, 2003, the Company actively sold its products through wholly-owned subsidiaries established in 16 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company's principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS, Eckerd, Albertsons Drugs and Longs in the U.S., Boots in the United Kingdom, Watsons in the Far East and Wal-Mart internationally. Wal-Mart and its affiliates worldwide accounted for approximately 20.6% of the Company's 2003 consolidated net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customers or decrease in sales will occur. In January 2002, Kmart Corporation filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in May 2003 emerged from bankruptcy. Throughout 2002 and continuing into 2003 Kmart continued to close underperforming stores. Kmart accounted for less than 3% of the Company's net sales in 2003. Although the Company plans to continue doing business with Kmart for the foreseeable future and, based upon the information currently available, believes that Kmart's prior bankruptcy proceedings and store closings will not have any material adverse effect on the Company's business, financial condition or results of operations, there can be no assurances that further deterioration, if any, in Kmart's financial condition will not have such an effect on the Company.

Competition

The consumer products business is highly competitive. The Company competes on the basis of numerous factors. Brand recognition, product quality, performance and price, product availability at the retail stores and the extent to which consumers are educated on product benefits have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the Company's sales force, as well as consumer consumption of the Company's products, affect in-store position, retail display space and inventory levels in retail outlets. The Company experienced declines in its market share in the U.S. mass-market in color cosmetics from the end of the first half of 1998 through the first half of 2002, including a decline in its color cosmetics market share from 32.0% in the second quarter of 1998 to 22.3% in the second quarter of 2002. However, for the second half of 2002 and for the full years of 2002 and 2003, the market share for the Company's Revlon branded color cosmetics in the U.S. mass-market increased over the prior year. There can be no assurance that declines in market share will not occur in the future or that the Company's recent share increases will continue. In addition, the Company competes in selected product categories against a number of multinational manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility than the Company to respond to changing business and economic conditions. In addition to products sold in the mass-market and demonstrator-assisted channels, the Company's products also compete with similar products sold door-to-door or through mail-order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oréal S.A., The Procter & Gamble Company, Unilever N.V. and The Estée Lauder Companies Inc.

Patents, Trademarks and Proprietary Technology

The Company's major trademarks are registered in the U.S. and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, ColorStay, Revlon Age Defying, Skinlights, High Dimension, Frost & Glow, Illuminance, Cutex (outside the U.S.), Mitchum, Eterna 27, Almay, Almay Kinetin, Ultima II, Flex, Charlie, Jean Naté, Moon Drops, Super Lustrous and Colorsilk.

The Company utilizes certain proprietary, patent pending or patented technologies in the formulation or manufacture of a number of the Company's products, including ColorStay cosmetics, classic Revlon nail enamel, Skinlights skin brightener, High Dimension hair color, Super Top Speed nail enamel, Revlon Age Defying foundation and cosmetics, New Complexion makeup, Almay Kinetin skin care,Time-Off makeup, Amazing Lasting cosmetics, and Almay One Coat cosmetics. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and antiperspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the Company's capital expenditures, earnings or competitive position. State and local regulations in the U.S. that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, contents and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in Note 17 of the Notes to Consolidated Financial Statements of the Company.

Employees

As of December 31, 2003, the Company employed approximately 6,100 people. As of December 31, 2003, approximately 130 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

Item 2.    Properties

The following table sets forth, as of December 31, 2003, the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Manufacturing, warehousing, distribution and office	1,012,000
Edison, New Jersey	Research and office (leased)	99,000
Irvington, New Jersey	Manufacturing, warehousing and office	96,000
Mexico City, Mexico	Manufacturing, distribution and office	150,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Kempton Park, South Africa	Warehousing, distribution and office (leased)	127,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for Revlon, Inc.'s executive offices in New York, New York (approximately 176,749 square feet, of which approximately 4,100 square feet was sublet to the Company's affiliates as of December 31, 2003). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.    Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

On April 17, 2000, the plaintiffs in the six purported class actions filed in October and November 1999 by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman, Ted Parris, Jerry Krim and Dan Gavish individually and allegedly on behalf of others similarly situated to them against Revlon, Inc., certain of its present and former officers and directors and the parent of Revlon, Inc., REV Holdings Inc. (the predecessor of REV Holdings), alleging among other things, violations of Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed an amended complaint, which consolidated all of the actions under the caption "In Re Revlon, Inc. Securities Litigation" and limited the alleged class to security purchasers during the period from October 29, 1997 through October 1, 1998. On June 30, 2003, the court approved the settlement agreement that was executed in January 2003, which provides that the defendants will obtain complete releases from the participating members of the alleged class, and the period to appeal this decision has expired. The Company had recorded this settlement, including a related settlement of the defendants' insurance claim for this matter and the Second Gavish Action described below (the "Insurance Settlement"), in the fourth quarter of 2002.

A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). In November 2001, plaintiffs amended their complaint. The amended complaint alleges, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Exchange Act. In December 2001, the defendants moved to dismiss the amended complaint. The Company believes the allegations in the amended complaint are without merit and, if its motion to dismiss is not granted, intends to vigorously defend against them. In light of the Insurance Settlement, the Company does not expect to incur any further expense in this matter.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

REV Holdings' membership interest is and has been throughout 2003 owned by Revlon Holdings LLC ("Holdings"), whose membership interest in turn is owned indirectly by MacAndrews & Forbes, which in turn is wholly owned by Ronald O. Perelman, the Chairman of the Board of Managers and Chief Executive Officer of the Company. Prior to the consummation of the Revlon Exchange Offers, REV Holdings owned (i) 11,650,000 shares of Class A Common Stock, (ii) all of the outstanding 31,250,000 shares of Revlon, Inc. Class B Common Stock, (iii) 546 shares of Revlon, Inc. Series A Preferred Stock and (iv) all of the outstanding 4,333 shares of Series B Convertible Preferred Stock of Revlon, Inc., with a par value of $0.01 per share ("Series B Preferred Stock"), each of which shares was entitled to 100 votes and each of which was convertible into 100 shares of Class A Common Stock. All of the shares of Series A Preferred Stock and Series B Preferred Stock were exchanged or converted into shares of Class A Common Stock on March 25, 2004 at the close of the Revlon Exchange Offers (See Item 1. "Recent Developments").

No dividend was declared or paid during 2003 or 2002. The terms of the Credit Agreement, the 2003 Mafco Loans (as hereinafter defined), the 2004 Mafco $125 million term loan, Products Corporation's 8 5/8% Senior Subordinated Notes, its 8 1/8% Senior Notes, its 9% Senior Notes and its 12% Senior Secured Notes (as each such series of notes is hereinafter defined) currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. The terms of the New REV Holdings Notes currently restrict the ability of REV Holdings to pay dividends or make distributions. See the Consolidated Financial Statements of the Company and the Notes thereto. (See Item 1. "Recent Developments" for important information concerning the Debt Reduction Transactions.)

Item 6.    Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2003 and the Balance Sheet Data as of December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2003		2002		2001		2000	1999
	(dollars in millions)
Statements of Operations Data (a) (b) (k):
Net sales	$1,299.3		$1,119.4		$1,277.6		$1,409.4	$1,629.8
Operating income (loss)	21.3	(c)(i)	(114.9)	(d)(j)	16.1	(e)	15.9 (f)	(212.0	)(g)
Loss from continuing operations	(167.2	)(h)	(292.0)		(184.8)	(h)	(209.7)	(441.9)

	December 31,
	2003	2002	2001	2000	1999
	(dollars in millions)
Balance Sheet Data (a) (b):
Total assets	$892.3	$934.0	$998.1	$1,102.7	$1,563.2
Long-term debt, including current portion	1,973.9	1,844.8	1,728.6	2,316.7	2,450.8
Total member's deficiency	(1,842.5)	(1,742.0)	(1,380.9)	(1,863.9)	(1,691.1)

(a) On July 16, 2001, the Company completed the disposition of the Colorama brand in Brazil. Accordingly, the selected financial data includes the results of operations of the Colorama brand through the date of disposition.

(b) On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and the Plusbelle brand in Argentina, respectively. Accordingly, the selected financial data include the results of operations of the professional products line and the Plusbelle brand through the dates of their respective dispositions.

(c) Includes restructuring costs of $6.0 million, consisting of $5.9 million associated with severance and other personnel costs principally related to International operations and $0.1 million related to the continuation of the 2000 restructuring program. (See Note 2 to the Consolidated Financial Statements).

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

(h) Includes a loss of $3.5 million and $3.6 million in 2003 and 2001, respectively, from early extinguishments of debt.

(i) Includes expenses of approximately $31 million recorded in 2003 related to the acceleration of the continued implementation of the stabilization and growth phase of the Company's plan.

(j) Includes expenses of approximately $104 million (of which approximately $100 million was recorded in the fourth quarter of 2002) related to the acceleration of the implementation of the stabilization and growth phase of the Company's plan.

(k) In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of Statement No. 142 effective January 1, 2002. In connection with the adoption of Statement No. 142, the Company performed a transitional goodwill impairment test as required by such rule and determined that no goodwill impairment existed at January 1, 2002. Amortization of goodwill ceased on January 1, 2002, upon adoption of Statement No. 142. Amortization expense for goodwill was $7.7 million in 2001, $9.0 million in 2000 and $12.8 million in 1999.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions)

Overview

The Company is providing this overview in accordance with the SEC's December 2003 interpretive guidance regarding Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. In addition, the Company has a licensing group.

The Company has accelerated the implementation of its three-part plan, which, following detailed evaluations and research, includes the following key actions and investments, among others: (i) increasing advertising and media spending and effectiveness; (ii) increasing the marketing effectiveness of the Company's wall displays, by among other things, reconfiguring wall displays at its existing retail customers, streamlining its product assortment and reconfiguring product placement on its wall displays and rolling out the new wall displays; (iii) enhancing the effectiveness of its merchandiser coverage to improve in-store stock levels and work with its retail customers to improve replenishment of the Company's products on the wall displays and to minimize out-of-stocks at its retail customers; (iv) selectively adjusting prices on certain SKUs; (v) further strengthening the Company's new product development process; and (vi) implementing a comprehensive program to develop and train the Company's employees.

In 2002, the Company began the implementation of the stabilization and growth phase of its plan and in connection with that plan recorded charges of approximately $100 in the fourth quarter of 2002. In 2003, net sales increased by approximately $179.9 or 16.1%, primarily driven by (1) lower net charges for returns, allowances and discounts in the 2003 period since 2002 included significant amounts of returns due to the growth plan; and revised estimates of returns based on favorable experience in 2003 versus 2002 returns estimates; and (2) foreign currency translations benefits. The 2003 period was benefited by more favorable returns experience from regular business.

Operating income for the full year of 2003 was $21.3 versus an operating loss of $114.9 in 2002. The improvement in the 2003 period primarily reflected $73 less in growth plan charges in the current year versus 2002, including significantly lower net charges for returns, discounts and allowances, and the benefits of favorable foreign currency translation, higher volume, lower restructuring and consolidation costs, and reduced display amortization. Partially offsetting these positive factors were higher brand support and increased general and administrative expenses.

Market share in the U.S. mass market for color cosmetics for Almay and Revlon combined increased by 0.3 percentage points for the full year 2003 compared with 2002. These sales and market share gains were achieved in the context of a weaker than expected U.S. mass market color cosmetics category which, as measured by AC Nielsen, declined by 2.2%.

The Company believes that it has strengthened its organizational capability and it intends to continue to do so in 2004. The Company also believes that it has strengthened its relationships with its key retailers in the U.S., which has led to space gains and increased distribution for 2004 for certain of the Company's products.

The Company is refining its growth plan and focusing on actions which are intended to achieve both top line growth and margin improvements to (i) further improve the new product development and implementation process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically; and (iv) optimize the effectiveness of the Company's marketing and promotions.

In December 2003, the Company announced that it intended to explore opportunities to reduce debt and increase equity. See Item 1. "Recent Developments" for further information concerning important developments resulting from this effort during the first quarter of 2004.

During 2003, the Company revised its terms of sale to customers to provide for a discount for early payment of invoices and has managed its working capital and payables intended to improve its liquidity. The Company received an additional commitment from MacAndrews & Forbes to provide funds to support its business plan for 2004 in the form of the 2004 Mafco $125 million term loan. In the first quarter of 2004, it also secured the January 2004 Bank Amendment and the Exchange Bank Amendment, as discussed in Item 1. "Recent Developments."

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

Sales Returns:

The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories. Returned products that are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Cost of sales includes the cost of refurbishment of returned products. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations.

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

Inventories:

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories, as well as planned discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, return levels or competitive conditions differ from the Company's estimates and expectations.

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

Long-lived assets, including fixed assets, permanent wall displays and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the undiscounted cash flow (excluding interest) from the use and eventual disposition of the asset is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense. Additionally, goodwill is reviewed for impairment at least annually. The Company recognizes an impairment loss to the extent that carrying value exceeds the fair value of the asset.

Pension Benefits:

The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to estimate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by the Company.

Results of Operations

In the tables, numbers in parenthesis ( ), denote unfavorable variances.

Year ended December 31, 2003 compared with year ended December 31, 2002

Net sales:

	Year Ended December 31,
	2003	2002	Change
United States and Canada	$890.6	$760.1	$130.5
International	408.7	359.3	49.4	(1)
	$1,299.3	$1,119.4	$179.9	(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 4.6%.
(2)	Excluding the impact of currency fluctuations, consolidated net sales increased 12.6%.

    United States and Canada.

The increase in net sales in the U.S. and Canada in 2003 was primarily driven by (1) lower net charges for sales returns, allowances and discounts of $137.6 in the 2003 period since 2002 included significant amounts of returns due to the growth plan; and to revised estimates of returns based on favorable experience in 2003 versus 2002 returns estimates; and (2) foreign currency translations benefits, partially offset by lower licensing revenues of $8.6 in 2003. Market share in the U.S. mass market for color cosmetics for Almay and Revlon combined increased by 0.3 percentage points for the full year 2003 compared with 2002. These sales and market share gains were achieved in the context of a weaker than expected U.S. mass market color cosmetics category which, as measured by AC Nielsen, declined by 2.2%.

    International.

The Company divides sales in its international operations into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales increased by $16.5, or 15.3%, to $124.3 for 2003, as compared with 2002. The increase in the European region is primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 12.2% increase in net sales for the region) and increased sales volume and lower sales returns in the U.K. and France (which factor the Company estimates contributed to an approximate 6.7% increase in net sales for the region). Such factors were partially offset by lower sales volume in certain distributor markets in Russia and Germany, where the Company's distributors experienced financial problems (which factor the Company estimates contributed to an approximate 3.5% reduction in net sales for the region).

In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $1.9, or 2.0%, to $92.2 for 2003, as compared with 2002. The decrease in the Latin American region is primarily due to decreased sales volume in Brazil and Mexico, where sales were impacted by local adverse economic conditions, a decline in the mass retail category and a reduction of customer inventory levels (which factors the Company estimates contributed to an approximate 10.0% reduction in net sales for the region) and the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 9.4% reduction in net sales for the region), which was partially offset by increased sales volume in Venezuela, Argentina and certain distributor markets (which factor the Company estimates contributed to an approximate 17.0% increase in net sales for the region).

In the Far East and Africa, net sales increased by $34.8, or 22.1%, to $192.2 for 2003, as compared with 2002. The increase in the Far East and Africa region is primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 18.0% increase in net sales for the region) and increased sales volume in South Africa, Japan and China, where the Company's products experienced strong demand as a result of favorable general economic conditions and the effect of strong brand marketing activities (which factors the Company estimates contributed to an approximate 4.0% increase in net sales for the region), which the Company believes were partially offset by the economic impact of the SARS outbreak in China.

Net sales in the Company's international operations may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, adverse currency fluctuations, and competitive activities. During 2002, the Company experienced production difficulties with its principal third-party manufacturer for Europe and certain other international markets, which operates the Maesteg facility. To rectify this situation, on October 31, 2002, Products Corporation and such manufacturer terminated the long-term supply agreement and entered into a new, more flexible agreement. This new agreement has significantly reduced volume commitments and, among other things, Products Corporation loaned such supplier approximately $2.0. To address the past production difficulties, under the new arrangement, the supplier can earn performance-based payments of approximately $6.3 over a 4-year period contingent upon the supplier achieving specific production service level objectives. During 2002, the Company paid approximately $1.6, and in 2003 accrued approximately an additional $1.8 (which the Company subsequently paid in March 2004). Under the new arrangement, Products Corporation also sources certain products from its Oxford facility and other suppliers. Under the new supply arrangement, the Company believes that the production difficulties at the Maesteg facility were resolved during 2003.

Gross profit:

	Year Ended December 31,
	2003	2002	Change
Gross profit	$798.2	$615.7	$182.5

The $182.5 increase in gross profit for 2003, as compared to the comparable 2002 period, is primarily due to lower sales returns, allowances and discounts of $144.5 in the 2003 period (which includes the impact of the stabilization and growth phase of the Company's plan, which began in December 2002) and higher sales volume of $43.8 (which includes the favorable impact of currency fluctuations). Such increases in 2003 were partially offset by unfavorable product mix in 2003 and a decrease in licensing and other revenue of $8.4 in 2003. Gross margins in 2003 improved to 61.4% versus 55.0% in 2002 due to the previously discussed lower sales returns, allowances and discounts.

SG&A expenses:

	Year Ended December 31,
	2003	2002	Change
SG&A expenses	$770.9	$717.0	$(53.9)

The increase in SG&A expenses for 2003, as compared to 2002, is due primarily to higher brand support of $38.7 principally related to the stabilization and growth phase of the Company's plan, higher personnel-related expenses and professional fees of $19.2 (including expenses related to the stabilization and growth phase of the Company's plan) and rent expense of $2.7, partially offset by lower depreciation and amortization of $8.9 in the 2003 period due to accelerated amortization of wall displays in 2002 as the Company transitioned to its new wall displays as part of the stabilization and growth phase of its plan.

Restructuring costs:

	Year Ended December 31,
	2003	2002	Change
Restructuring costs	$6.0	$13.6	$7.6

During 2003, the Company recorded a separate charge of $5.9 for employee severance and other personnel benefits in certain International operations.

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During 2003 and 2002, the Company continued to implement the 2000 restructuring program, and recorded charges of $0.1 and $13.6, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of the Company's worldwide operations.

The Company anticipates annualized savings of approximately $12 to $14 relating to the restructuring charges recorded during 2003.

Other expenses (income):

	Year Ended December 31,
	2003	2002	Change
Interest expense	$184.4	$168.9	$(15.5)

The increase in interest expense for 2003, as compared to 2002, is primarily due to higher overall borrowings during 2003, including amounts borrowed under the Credit Agreement and the 2003 Mafco Loans and higher interest rates under the Credit Agreement as a result of the amendment to the Credit Agreement in February 2003.

	Year Ended December 31,
	2003	2002	Change
Loss on early extinguishment of debt	$3.5	$—	$(3.5)

The increase in loss on early extinguishment of debt for 2003, as compared to 2002, represents the estimated fees and expenses related to the REV Holdings Exchange Offer.

Provision for income taxes:

	Year Ended December 31,
	2003	2002	Change
Provision for income taxes	$0.5	$0.4	$(0.1)

The slight increase in the provision for income taxes in 2003 was primarily attributable to higher taxable income in certain markets outside the United States, partially offset by the resolution of various tax audits in 2003, which reduced tax expense by approximately $7.0.

Year ended December 31, 2002 compared with year ended December 31, 2001

Net sales:

	Year Ended December 31,
	2002	2001	Change
United States and Canada	$760.1	$870.3	$(110.2)
International	359.3	407.3	(48.0	) (1)
	$1,119.4	$1,277.6	$(158.2)	(2)

(1)	Excluding the impact of currency fluctuations, International net sales decreased 5.2%.
(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 10.4%.

United States and Canada. The decrease in 2002 in net sales of $110.2 was comprised of $100.6 of increased sales returns and allowances related to the Company's plan to selectively reduce SKUs and reduced distribution of the Ultima II brand, sales allowances for selective price adjustments on certain

SKUs related to the stabilization and growth phase of the Company's plan, and higher sales returns and allowances not directly related to the stabilization and growth phase of the Company's plan. In addition, brand support increased by $37.0. These factors were partially offset by an increase in sales volume of $21.6 and an increase in licensing revenues of $5.8, primarily stemming from the prepayment in 2002 by a licensee of certain minimum royalties.

International. Net sales in 2001 include $16.4 of net sales related to the Colorama brand, which was sold in July 2001.

In Europe, net sales decreased by $11.3, or 9.5%, to $107.8 for 2002, as compared with 2001. Such decrease in the European region was primarily due to the conversion of the Company's Belgium, Netherlands and Luxemburg operations ("Benelux") and Israeli businesses to distributors (which factor the Company estimates contributed to an approximate 8.5% reduction in net sales for the region), production disruption at the Company's third-party manufacturer in Maesteg, Wales (which factor the Company estimates contributed to an approximate 5.6% reduction in net sales for the region) and increased competitive activity in Italy (which factor the Company estimates contributed to an approximate 2.3% reduction in net sales for the region). Such factors were partially offset by increased sales volume in the U.K. (which factor the Company estimates contributed to an approximate 6.7% increase in net sales for the region) and impact from favorable currency fluctuations (which factor the Company estimates contributed to an approximate 2.7% increase in net sales for the region).

In Latin America, net sales decreased by $46.9, or 33.3%, to $94.1 for 2002, as compared with 2001. The decrease in the Latin American region was primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 19.0% reduction in net sales for the region), the sale of the Colorama brand (which factor the Company estimates contributed to an approximate 10.6% reduction in net sales for the region), the effect of political and economic difficulties in Venezuela (which factor the Company estimates contributed to an approximate 6.4% reduction in net sales for the region), and increased competitive activity in Mexico (which factor the Company estimates contributed to an approximate 5.4% reduction in net sales for the region). Such factors were partially offset by sales tax increases and increased sales volume in Brazil (which factor the Company estimates contributed to an approximate 6.3% increase in net sales for the region) and increased sales volume in distributor markets in Latin America (which factor the Company estimates contributed to an approximate 2.6% increase in net sales for the region).

In the Far East and Africa, net sales increased by $10.2, or 6.9%, to $157.4 for 2002, as compared with 2001. The increase in the Far East region was primarily due to increased sales volume in South Africa, China, Hong Kong and distributor markets in the Far East (which factor the Company estimates contributed to an approximate 9.6% increase in net sales for the region). Such factors were partially offset by the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 2.8% reduction in net sales for the region) and increased competitive activity in Australia and New Zealand (which factor the Company estimates contributed to an approximate 0.9% reduction in net sales for the region).

Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities. During 2002, the Company experienced significant adverse currency fluctuations in Argentina, Brazil, Venezuela and South Africa. During 2002, as part of the new agreement with its principal third party manufacturer for Europe and certain other international markets which operates the Maesteg facility, the Company paid approximately $1.6 as a result of such supplier meeting the required production service level objectives.

Gross profit:

	Year Ended December 31,
	2002	2001	Change
Gross profit	$615.7	$733.4	$(117.7)

As a percentage of net sales, gross profit margins were 55.0% for 2002, compared with 57.4% for 2001. The decrease in gross profit margin in 2002 compared to the comparable 2001 period was due to the implementation of various aspects of the stabilization and growth phase of the Company's plan, referred to above in the discussion of the Company's net sales and higher sales returns and allowances not directly related to such plan, which combined equal $127.1, and higher brand support of $30.8 in 2002. These factors were partially offset by lower additional consolidation costs of $36.7 associated with the 2001 shutdown of the Company's Phoenix, Arizona and Mississauga, Canada facilities, an increase in licensing revenue of $5.8 in 2002 due to the prepayment of certain minimum royalties, and $1.7 in respect of an insurance claim for certain losses in Latin America.

SG&A expenses:

	Year Ended December 31,
	2002	2001	Change
SG&A expenses	$717.0	$679.2	$(37.8)

The increase in SG&A expenses for 2002, as compared to 2001, was due primarily to higher personnel-related expenses (including executive separation costs) and higher professional fees (including expenses related to the stabilization and growth phase of the Company's plan and costs related to litigation) of $42.0, higher wall display amortization of $8.9 due to the accelerated amortization associated with the roll out of the Company's new wall displays which the Company began in 2002 and accelerated amortization charges of $4.0 and a write-off of $2.2, both of which relate to certain information systems as a result of the Company's decision to, among other things, upgrade its information systems. These factors were partially offset by the elimination of goodwill amortization of $7.7, lower distribution costs of $7.3, the elimination of SG&A expenses of $9.1 related to the Colorama brand and $5.3 of additional consolidation costs in 2001 associated with the shutdown of the Company's Phoenix and Canada facilities, and $0.7 in respect of an insurance claim for certain losses in Latin America.

Restructuring costs:

	Year Ended December 31,
	2002	2001	Change
Restructuring costs	$13.6	$38.1	$24.5

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

Other expenses (income):

	Year Ended December 31,
	2002	2001	Change
Interest expense	$168.9	$165.0	$(3.9)

The increase in interest expense for 2002, as compared to 2001, is primarily due to the repayment of a portion of the Credit Agreement with certain net proceeds of Products Corporation's 12% Senior

Secured Notes due 2005 (the "12% Senior Secured Notes") (which were issued in late November 2001 and which have a higher interest rate than the Credit Agreement), higher overall outstanding borrowings and higher interest expense on the REV Holdings Notes, partially offset by lower interest expense due to REV Holdings retirement of its Senior Secured Discount Notes due 2001 (the "Senior Secured Discount Notes") in February 2001.

	Year Ended December 31,
	2002	2001	Change
Loss on sale of brand and facilities, net	$1.0	$14.4	$13.4

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

In July 2001, Products Corporation completed the disposition of the Colorama brand in Brazil. In connection with the disposition the Company recognized a pre-tax and after-tax loss of $6.7, $6.3 of which was recorded in the second quarter of 2001. Additionally, the Company recognized a pre-tax and after-tax net loss on the disposition of land in Minami Aoyama near Tokyo, Japan (the "Aoyama Property") and related rights for the construction of a building on such land of $0.8 during the second quarter of 2001.

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

	Year Ended December 31,
	2002	2001	Change
Loss on early extinguishment of debt	$—	$3.6	$3.6

The loss on early extinguishment of debt of $3.6 in 2001 resulted primarily from the write-off of financing costs in connection with Products Corporation entering into the 2001 Credit Agreement.

Provision for income taxes:

	Year Ended December 31,
	2002	2001	Change
Provision for income taxes	$0.4	$9.3	$8.9

The decrease in the provision for income taxes for 2002, as compared to 2001, was attributable to the recognition of tax benefits of approximately $4.4 relating to the carryback of alternative minimum tax losses resulting from tax legislation enacted in the first quarter of 2002, which offset the alternative minimum tax liability of $5.2 recorded in 2001 in connection with REV Holdings' retirement of its Senior Secured Discount Notes in February 2001, partially offset by higher taxable income in certain markets outside the U.S.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $176.1, $122.0 and $91.0 for 2003, 2002 and 2001, respectively. The increase in net cash used for operating activities for 2003, compared to 2002, resulted primarily from a decrease in accrued liabilities mainly associated with the implementation of various aspects of the stabilization and growth phase of its plan and higher spending on displays due to the roll out of the Company's reconfigured permanent wall displays, partially offset by lower net loss and lower accounts receivable due to earlier payment terms with many of the Company's large U.S. customers. The Company received $5.3 and $11.5 in 2003 and 2002, respectively, related to prepaid minimum royalties under a long-term licensing agreement. The increase in net cash used for operating activities for 2002 compared to 2001 resulted primarily from a higher net loss, partially offset by lower inventories and an increase in accrued expenses and other, mainly associated with the Company's implementation of various aspects of the stabilization and growth phase of its plan. In addition, purchases of permanent wall displays increased in 2002 due to the roll out of the Company's newly reconfigured wall displays.

Net cash (used for) provided by investing activities was $(23.3), $(14.2) and $87.2 for 2003, 2002 and 2001, respectively. Net cash used for investing activities for 2003 consisted of capital expenditures, partially offset by the proceeds from the sale of the Company's warehouse in Mississauga, Ontario. Net cash used for investing activities for 2002 consisted primarily of capital expenditures. Net cash provided by investing activities for 2001 consisted of net proceeds from the sale of the Company's Colorama brand in Brazil, the Company's subsidiary in Maesteg, Wales (UK), the Aoyama Property in Japan, the Phoenix facility and a facility in Puerto Rico, partially offset by capital expenditures.

Net cash provided by financing activities was $160.8, $120.0 and $50.8 for 2003, 2002 and 2001, respectively. Net cash provided by financing activities for 2003 included cash drawn under the Credit Agreement and the 2003 Mafco Loans, net proceeds from the Rights Offering and advances under the Keepwell Agreement (as hereinafter defined), partially offset by the repayment of borrowings under the Credit Agreement and the Mafco $65 million line of credit and payment of financing costs. Net cash provided by financing activities for 2002 included cash drawn under the Credit Agreement, partially offset by the repayment of borrowings under the Credit Agreement and payment of debt issuance costs. Net cash provided by financing activities for 2001 included cash drawn under the 2001 and 1997 Credit Agreements, proceeds from Products Corporation's issuance of its 12% Senior Secured Notes, a capital contribution from an indirect parent to retire the remaining portion of REV Holdings Senior Secured Discount Notes and advances under the Keepwell Agreement, partially offset by the repayment of borrowings under the 1997 Credit Agreement (as hereinafter defined) with the net proceeds from the disposition of the Colorama brand in Brazil, and subsequently with proceeds from the issuance of the 12% Senior Secured Notes and proceeds from the 2001 Credit Agreement, payment of debt issuance costs in connection with the issuance of the 12% Senior Secured Notes and the 2001 Credit Agreement and repayment of the remaining portion of the Senior Secured Discount Notes.

On November 30, 2001, the Company entered into a credit agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement", the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of December 31, 2003, the 2001 Credit Agreement provided up to $247.5, which is comprised of a $115.4 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). As of March 19, 2004, Products Corporation had borrowed $236.1 (including $17.8 of issued but undrawn letters of credit) under the 2001 Credit Agreement and had approximately $163 of available liquidity from available sources.

In connection with the 2003 M&F Investments described below, and as a result of Products Corporation's operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, Products Corporation entered into an amendment in February 2003 of its Credit Agreement with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement (the "2003 Bank Amendment"). In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and secured waivers of compliance with these covenants for the four quarters ended December 31, 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect Products Corporation's ability to comply with these covenants during 2003, as part of the 2003 Bank Amendment, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the four quarters ending December 31, 2003 expiring on January 31, 2004.

The 2003 Bank Amendment to the Credit Agreement also included the substitution of a covenant requiring Products Corporation to maintain a minimum of $20 of liquidity from specified sources at all times through January 31, 2004 and certain other amendments to allow for the 2003 M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the 2003 Mafco Loans and to exclude the proceeds from the 2003 M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to $115 for 2003. The 2003 Bank Amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, was $1.1 from February 5, 2003 through the end of 2003.

EBITDA (as defined in the Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.1:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured the January 2004 Bank Amendment which includes waivers of compliance with these covenants for the four quarters ended December 31, 2003 and, in light of the Company's expectation that the continued implementation of its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005.

The January 2004 Bank Amendment to the Credit Agreement included certain other amendments to allow for the continued implementation of, and refinement to, the Company's plan, including, among other things: (i) providing exceptions from the limitations under the indebtedness covenant to permit the 2004 Mafco $125 million term loan, (ii) permitting Products Corporation to borrow up to an additional $50 in working capital loans from MacAndrews Holdings or its affiliates, if necessary, (iii) extending the maturity of the Mafco $65 million line of credit until June 30, 2005 and providing that as a condition to Products Corporation borrowing under such line from and after the effective date of the 2004 Bank Amendment that at least $100 shall have been borrowed under the 2004 Mafco $125 million term loan, (iv) continuing the $20 minimum liquidity covenant, (v) increasing the applicable margin on loans under the Credit Agreement by 0.25%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be approximately $0.5 from February 1, 2004 through the end of 2004; and (vi) permitting Revlon, Inc. to guarantee certain classes of Products Corporation's public indebtedness for the transactions associated with the Revlon Exchange Offers. (See Item 1. "Recent Developments" for important information concerning the Company's Financial Condition, Liquidity and Capital Resources.)

In February 2003, Revlon, Inc. entered into an investment agreement with MacAndrews Holdings (the "2003 Investment Agreement") pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "Rights Offering") in which its stockholders purchased additional shares of Class A Common Stock. Pursuant to the Rights Offering, Revlon, Inc. distributed to each stockholder of record of its Class A Common Stock and Class B Common Stock as of the close of business on May 12, 2003, the record date set by Revlon, Inc.'s Board of Directors, at no charge, one transferable subscription right for each 2.9403 shares of Common Stock owned. Each subscription right enabled the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Class A Common Stock on the NYSE on May 12, 2003, the record date of the Rights Offering.

On June 20, 2003, Revlon, Inc. completed the Rights Offering and issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews Holdings in a private placement (representing the number of shares of Class A Common Stock that MacAndrews Holdings or its subsidiaries would otherwise have been entitled to purchase pursuant to the basic subscription privilege, which was approximately 83% of the shares of Class A Common Stock offered in the Rights Offering).

In addition, in connection with the 2003 Investment Agreement, MacAndrews Holdings also made available a $100 million term loan to Products Corporation (the "Mafco $100 million term loan"). The Mafco $100 million term loan had a final maturity date of December 1, 2005 and interest on such loan of 12.0% was not payable in cash, but accrued and was added to the principal amount each quarter and was to be paid in full at final maturity. (See Item 1. "Recent Developments" for important information concerning the Mafco $100 million term loan.)

Additionally, MacAndrews Holdings also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 and which was originally to be available to Products Corporation through December 31, 2004, provided that the Mafco $100 million term loan was fully drawn and Revlon, Inc. had consummated the Rights Offering (the "Mafco $65 million line of credit" and, together with the Mafco $100 million term loan, each as amended, the "2003 Mafco Loans") (the Rights Offering and the 2003 Mafco Loans are referred to as the "2003 M&F Investments"). The Mafco $65 million line of credit bears interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate was 8.00% as of December 31, 2003). However, in connection with the January 2004 Bank Amendment of Products Corporation's Credit Agreement, Products Corporation and MacAndrews Holdings agreed to extend the maturity of the Mafco $65 million line of credit to June 30, 2005 and to subject the availability of funds under such line of credit to the condition that an aggregate principal amount of $100 be drawn under the 2004 Mafco $125 million term loan. (See Item 1. "Recent Developments" for important information concerning the Mafco $65 million line of credit.)

In December 2003, Revlon, Inc. announced that its Board of Directors approved two loans from MacAndrews Holdings, the 2004 M&F Loan and the $25 million M&F Loan, if needed, to help fund its continued implementation and refinement of the Company's plan. (See Item 1. "Recent Developments".) Revlon, Inc. also announced in December 2003 that its Board of Directors had authorized management to begin exploring various alternatives to strengthen its balance sheet and increase equity. (See Item 1. "Recent Developments".) The 2004 M&F Loan and $25 million M&F Loan were consolidated into the 2004 Mafco $125 million term loan. The 2004 Mafco $125 million term loan is a senior unsecured multiple-draw term loan at an interest rate of 12% per annum, and which is on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes earlier in 2003, including that interest on such loans is not payable in cash, but accrues and is added to the principal amount each quarter and will be paid in full at final maturity on December 1, 2005, provided that $25 of such loan may be repaid at the option of Products Corporation prior to December 1, 2005. (See Item 1. "Recent Developments" for important information concerning the 2004 Mafco $125 million term loan.)

The Company's principal sources of funds, after taking into account the consummation of the Revlon Exchange Offers on March 25, 2004, are expected to be operating revenues, cash on hand, funds available for borrowing under the Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit and the New Keepwell Agreement. (See Item 1. "Recent Developments".) The Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, Products Corporation's 12% Senior Secured Notes, its 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes"), its 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") and its 9% Senior Notes due 2006 (the "9% Senior Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein, debt service payments and costs of the Company and its subsidiaries, including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes. Cash contributions to the Company's pension plans were $21 in 2003 and the Company expects them to be approximately $40 in 2004.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage and reduce inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

The Company previously estimated that charges related to the implementation of its plan for 2002, 2003 and 2004 would not exceed $160. The Company recorded charges of approximately $104 in 2002 and approximately $31 in 2003 related to the implementation of the stabilization and growth phase of its plan. The Company paid approximately $80 in cash in 2003 related to the foregoing charges that it has previously recorded with respect to its plan, and the Company expects that cash payments related to the foregoing charges that it has previously recorded with respect to its plan will be approximately $20 during 2004.

The Company developed a new design for its wall displays (which the Company is continuing to refine as part of the implementation of its plan) and began installing them at certain customers' retail stores during 2002, which it continued during 2003. The Company is also reconfiguring existing wall displays at its retail customers. Accordingly, the Company has accelerated the amortization of its existing wall displays. The Company estimates that purchases of wall displays for 2004 will be approximately $50 to $60.

The Company estimates that capital expenditures for 2004 will be approximately $20 to $30. The Company estimates that cash payments related to the restructuring programs referred to in Note 2 to the Consolidated Financial Statements and executive separation costs will be $17 to $22 in 2004.

The Company expects that, after taking account of the consummation of the Revlon Exchange Offers on March 25, 2004, operating revenues, cash on hand, and funds available for borrowing under the Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit and advances under the New Keepwell Agreement (See Item 1. "Recent Developments") will be sufficient to enable the Company to cover its operating expenses for 2004, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the debt service requirements of the Company and its subsidiaries and interest on the New REV Holdings Notes. The U.S. mass-market color cosmetics category during 2003 was softer than expected. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan, including for brand support. To help fund the costs and expenses of the continued implementation of the Company's plan, in July 2003, MacAndrews Holdings agreed to make available to Products Corporation in 2003 the full $65 under the Mafco $65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. Additionally, MacAndrews & Forbes has provided Products Corporation with the 2004 Mafco $125 million term loan, which is on terms that are substantially the same as the Mafco $100 million term loan. As of March 19, 2004, Products Corporation had borrowed $236.1 (including $17.8 of issued but undrawn letters of credit) under the 2001 Credit Agreement, all of the Mafco $100 million term loan, $26.0 of the Mafco $65 million line of credit and $12.4 of the 2004 Mafco $125 million term loan. (See Item 1. "Recent Developments" for important information concerning the Credit Agreement, the Mafco $100 million term loan, Mafco $65 million line of credit and the 2004 Mafco $125 million term loan). The Mafco $65 million line of credit and the 2004 Mafco $125 million term loan are intended to continue to help fund the continued implementation of, and refinement to, the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they become due in 2004. However, there can be no assurance that such funds will be sufficient to meet Revlon, Inc.'s cash requirements on a consolidated basis. If Revlon, Inc.'s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from Revlon, Inc.'s competitors or Revlon, Inc.'s marketing plans are not as successful as anticipated, or if Revlon, Inc.'s expenses associated with the continued implementation of, and refinement to, Revlon, Inc.'s plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the continued implementation of, and refinement to, the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect its ability to achieve certain financial covenants under the Credit Agreement, and in such event, the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring its or its subsidiaries' indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. or selling its equity securities or reducing other discretionary spending. Immediately prior to the consummation of the Revlon Exchange Offers, the Company had substantial debt maturing in 2005, which will require refinancing, consisting of $310.0 (assuming the maximum amount had been borrowed) under the Credit Agreement and $363.0 of 12% Senior Secured Notes, as well as any amount that had been borrowed under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan. (See Item 1. "Recent Developments" for important information concerning recent amendments to the Credit Agreement and developments concerning the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan.)

Products Corporation's EBITDA, as defined in the Credit Agreement, was approximately $144.4 for the four quarters ended December 31, 2003. As a result, Products Corporation would not have been in compliance with the EBITDA and leverage ratio covenants, had they been in effect at that time. Products Corporation expects that it will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2005 because Products Corporation does not expect that its operating results, including after giving effect to various actions under the Company's plan, will allow it to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2004. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement was $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004 and thereafter eliminated) and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter (which covenant was eliminated for the four consecutive fiscal quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 and waived through January 31, 2005 for the four consecutive fiscal quarters ending December 31, 2004). The leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was eliminated for the four quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 and waived through January 31, 2005 for the four fiscal quarters ending December 31, 2004). In addition, after giving effect to the January 2004 Bank Amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While Products Corporation expects that its bank lenders will consent to such amendment or waiver, there can be no assurance that they will or that they will do so on terms that are favorable to Products Corporation. If Products Corporation is unable to obtain such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties. In the event that Products Corporation were unable to obtain such a waiver or amendment or refinance or repay the Credit Agreement, its inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2004 would constitute an event of default under Products Corporation's Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing Products Corporation's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture. Further, the lenders under Products Corporation's Credit Agreement could proceed against the collateral securing that indebtedness. If these lenders were to foreclose upon this collateral, which includes the capital stock of Products Corporation, the value of Revlon, Inc.'s Common Stock would be substantially diminished or eliminated.

There can be no assurance that the Company would be able to take any of the actions referred to in the preceding two paragraphs because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, Products Corporation's inability to reach agreement with its bank lenders on refinancing terms that are acceptable to the Company before the waiver of Products Corporation's financial covenants expires on January 31, 2005, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution. The terms of the Credit Agreement, the 2003 Mafco Loans, the 2004 Mafco $125 million term loan, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes, the 9% Senior Notes and the 12% Senior Secured Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan").

On October 17, 2003, REV Holdings filed a registration statement on Form S-4 with the SEC with respect to the REV Holdings Exchange Offer. The REV Holdings Exchange Offer was consummated on January 21, 2004. In connection therewith, REV Holdings issued $18.5 principal amount of New REV Holdings Notes in exchange for a like principal amount of REV Holdings Notes. In addition, at maturity on February 1, 2004, the Company's parent contributed $7.9 principal amount of REV Holdings Notes it held and $54.1 of cash to retire the remaining outstanding REV Holdings Notes. Accordingly, the REV Holdings Notes have been reclassified as a long-term liability in the audited consolidated balance sheet at December 31, 2003.

The New REV Holdings Notes, which pay interest semi-annually and mature on February 1, 2007, are secured by 104 shares of Class A Common Stock per $1,000 principal amount. In connection with the REV Holdings Exchange Offer, GSB Investments Corp., an affiliate of the Company, entered into the New Keepwell Agreement, pursuant to which GSB Investments Corp. will provide REV Holdings with funds equal to any interest payment due on the New REV Holdings Notes to the extent that REV Holdings does not have sufficient funds on hand to make such payments on the applicable due date. REV Holdings currently anticipates that it will use advances under the New Keepwell Agreement to pay interest when due under the New REV Holdings Notes. The New Keepwell Agreement, however, is not a guarantee of the payment of interest on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the New Keepwell Agreement are only enforceable by REV Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the indenture entered into in connection with the issuance of the New REV Holdings Notes (the "New Indenture"). Any failure of GSB Investments Corp. to make a payment to REV Holdings under the New Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the New Keepwell Agreement. In addition, although REV Holdings has the right to enforce the New Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the New Keepwell Agreement or that it will comply with its obligations under the New Keepwell Agreement. The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. During 2003 and through February 2004, GSB Investments Corp. made non-interest bearing advances of $9.7 and $4.5, respectively, to REV Holdings under the Keepwell Agreement, which were used to make the interest payments on the REV Holdings Notes. The obligation under the Keepwell Agreement of $28.4 at maturity on February 1, 2004 of the REV Holdings Notes remains outstanding.

GSB Investments Corp. has advised REV Holdings that, it expects either to have cash flow from dividends on its investments or to obtain capital contributions from its affiliates that, in the aggregate, will be sufficient to satisfy its obligations under the New Keepwell Agreement. There can be no assurance, however, that GSB Investments Corp. (a) will have such cash flow, because, among other things, a portion of its investments are pledged and its investees are under no obligation to pay dividends, or (b) could obtain any such contribution or loan because, among other things, its affiliates are under no obligation to provide them to GSB Investments Corp.

REV Holdings, as a holding company, will be dependent on advances from affiliates to pay its expenses and will also be dependent upon advances under the New Keepwell Agreement to pay interest when due on the New REV Holdings Notes. The Company anticipates that it will be required to adopt one or more alternatives to pay the principal amount at maturity of the New REV Holdings Notes, such as refinancing its indebtedness, repaying its indebtedness with the proceeds from the sale of assets or operations of Revlon, Inc., selling its equity securities or equity securities of Revlon, Inc. or seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that any of the foregoing actions would enable the Company to pay the principal amount at maturity of the New REV Holdings Notes or that any of such actions would be permitted by the terms of the New Indenture or any other debt instrument of the Company and the Company's subsidiaries then in effect, because, among other reasons, market conditions may be unfavorable for an equity or debt offering or the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital. None of the Company's affiliates, including MacAndrews & Forbes, is required to make any capital contribution, loan or other payment to REV Holdings with respect to principal or interest on the New REV Holdings Notes (other than as provided in the New Keepwell Agreement).

REV Holdings, as a single-member limited liability company, is a disregarded entity for federal and state income tax purposes. REV Holdings' income and loss are included in the consolidated federal income tax return filed by the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group"). In March 1993, REV Holdings and Mafco Holdings entered into a tax sharing agreement (as amended, the "1993 Tax Sharing Agreement") pursuant to which, for all taxable periods beginning on or after January 1, 1993, REV Holdings will pay to Mafco Holdings amounts equal to the taxes that REV Holdings would otherwise have had to pay if it were to file separate federal, state and local income tax returns for itself, excluding Revlon, Inc. and its subsidiaries (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the tax liability relating to any such period that is attributable to REV Holdings). In connection with the conversion of REV Holdings Inc. into a limited liability company in December 2002, the 1993 Tax Sharing Agreement was amended to provide that REV Holdings will make any tax sharing payment to Mafco Holdings as if it were a taxable corporation. No tax sharing payment was required to be paid for 2003 pursuant to the 1993 Tax Sharing Agreement.

Since June 1992, Holdings, Revlon, Inc., Products Corporation, certain of its subsidiaries and Mafco Holdings have been parties to the Revlon Tax Sharing Agreement. Throughout 2003, the parties to the Revlon Tax Sharing Agreement were included in the Mafco Group for federal income tax purposes. REV Holdings, Revlon, Inc. and Products Corporation were also included during 2003 in certain state tax returns of Mafco Holdings or its subsidiaries. Pursuant to the Revlon Tax Sharing Agreement, Mafco Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the Mafco Group for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc., Products Corporation or a subsidiary of Products Corporation was a member of such group. Further, for all such taxable periods, Products Corporation was required to pay Revlon, Inc., which in turn was required to pay to Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period and attributable to Revlon, Inc. or its subsidiaries), except that (a) Revlon, Inc. was not entitled to carry back any losses to taxable periods prior to January 1, 1992 and (b) Revlon, Inc. need not make any payment if and to the extent that the Credit Agreement would prohibit Products Corporation from making the corresponding tax sharing payment to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payment other than in respect of state or local income taxes. (See Note 18 for important information concerning a deconsolidation event.) As a result of tax net operating losses and prohibitions under the Credit Agreement, neither Products Corporation nor Revlon, Inc. made any federal income tax payment or payment in lieu of taxes under the Revlon Tax Sharing Agreement for 2003, and none is anticipated for 2004.

The parties to the Revlon Tax Sharing Agreement amended it effective January 1, 2001 to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12%, with principal and all interest due at maturity on December 31, 2005.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $8.3 outstanding at December 31, 2003. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2003 was $(0.8).

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2003:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total		Less than 1 year		1-3 years	4-5 years	After 5 years
Long-term Debt	$1,950.0		$62.0	(c)	$1,238.1	$649.9	Nil
Capital Lease Obligations	6.0		2.0		4.0	Nil	Nil
Operating Leases	129.8		15.4		38.8	21.1	$54.5
Unconditional Purchase Obligations	37.4	(a)	37.4		Nil	Nil	Nil
Other Long-term Obligations	104.9	(b)	53.4		51.5	Nil	Nil
Total Contractual Cash Obligations	$2,228.1		$170.2		$1,332.4	$671.0	$54.5

(a)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(b)	Consists primarily of obligations related to advertising, insurance, employment contracts and other personnel service contracts. Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under "Restructuring Costs".
(c)	In connection with the REV Holdings Exchange Offer, the Company's parent contributed $7.9 principal amount of REV Holdings Notes it held and $54.1 of cash to retire the remaining outstanding REV Holdings Notes. Therefore, the Company will not have to fund $62.0 of debt obligations maturing in 2004.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transaction, arrangement, obligation or other relationship with any unconsolidated entity or another that is reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

See Item 1. "Recent Developments."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates, primarily in the U.S. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. There were no such derivative financial instruments outstanding at December 31, 2003. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2003. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Exchange Rate Sensitivity

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings is denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major foreign currency cash exposures generally through foreign exchange forward and option contracts. The contracts are entered into with major financial institutions to minimize counterparty risk. These contracts generally have durations of less than twelve months and are primarily against the U.S. dollar. In addition, the Company enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for trading purposes.

The following table presents the information required by Item 7A of Form 10-K as of December 31, 2003 (See Item 1. "Recent Developments"):

	Expected maturity date for the year ended December 31,							Fair Value Dec. 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$28.0						$28.0	$28.0
Average interest rate (a)	3.9%
Long-term fixed rate - third party ($US)	62.0 *	$356.3	$499.8	$18.5	$649.9		1,586.5	1,090.1
Average interest rate	12.0%	12.0%	8.6%	13.0%	8.6%
Long-term variable rate - third party ($US)		214.4 **					214.4	214.4
Average interest rate (a)		6.5%
Long-term variable rate - third party (various currencies)		2.9 **					2.9	2.9
Average interest rate (a)		8.7%
Long-term fixed rate - affiliates ($US)		122.1 ***					122.1	100.3
Average interest rate		11.5%
Total debt (b)	$90.0	$695.7	$499.8	$18.5	$649.9	$—	$1,953.9	$1,435.7

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value Dec. 31, 2003	Fair Value Dec. 31, 2003
Buy Euros/Sell USD	1.0589	$1.2	$1.4	$0.2
Buy British Pounds/Sell USD	1.7700	1.8	1.8	—
Sell British Pounds/Buy USD	1.5375	0.5	0.4	(0.1)
Sell Australian Dollars/Buy USD	0.5760	1.6	1.1	(0.5)
Sell Canadian Dollars/Buy USD	0.6617	1.9	1.6	(0.3)
Sell South African Rand/Buy USD	0.1121	0.5	0.4	(0.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.0946	0.5	0.5	—
Buy British Pounds/Sell Euros	0.6835	0.3	0.3	—
Total forward contracts		$8.3	$7.5	$(0.8)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2003.
(b)	Excludes affiliate debt of $24.1, for which fair value is not readily determinable.
*	In connection with the REV Holdings Exchange Offer, the Company's parent contributed $7.9 principal amount of REV Holdings Notes it held and $54.1 of cash to retire the remaining outstanding REV Holdings Notes. Therefore, the Company will not have to fund $62.0 of debt obligations maturing in 2004.
**	Represents Products Corporation's Credit Agreement which matures in May 2005.
***	Primarily represents borrowings under MacAndrews & Forbes $100 million term loan, which matures in December 2005, of which fair value was determined based on the market rates of Products Corporation's 8 1/8% and 9% Notes, which have similar credit attributes.

Item 8.    Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company and the Notes thereto contained herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the SEC's rules and forms.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III INFORMATION

Item 10.    Managers and Executive Officers of the Registrant

The following table sets forth certain information concerning the Managers (who perform functions with respect to the Company similar to the functions performed by directors of a corporation) and executive officers of the Company as of December 31, 2003. Each Manager holds office until his successor is duly appointed and qualified or until his resignation or removal, if earlier.

NAME	POSITION
Ronald O. Perelman	Chairman of the Board of Managers, Chief Executive Officer and Manager

Todd J. Slotkin	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Manager

Barry F. Schwartz	Executive Vice President, General Counsel and Manager

The name, age (as of December 31, 2003), principal occupation for the last five years, and selected biographical information for each of the Managers and executive officers of the Company are set forth below.

Mr. Perelman (60) has been Chairman of the Board of Managers, Manager and Chief Executive Officer of REV Holdings, which files reports pursuant to the Exchange Act, since December 2002. He was Chief Executive Officer of REV Holdings Inc. since 1997 through December 2002 and Chairman of its Board of Directors from 1993 through December 2002. Mr. Perelman has been Chairman of the Board of Directors of Revlon, Inc. and Products Corporation since June 1998 and a Director of Revlon, Inc. and Products Corporation since their respective formations in 1992. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Directors of M&F Worldwide Corp. ("M&F Worldwide") and Chairman of the Board of Directors of Panavision Inc. ("Panavision"). Mr. Perelman is also a Director of the following companies that file reports pursuant to the Exchange Act: Scientific Games Corporation ("Scientific Games"), M&F Worldwide and Panavision.

Mr. Slotkin (50) has been Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Manager of the Company since December 2002. Mr. Slotkin was Executive Vice President and Chief Financial Officer of REV Holdings Inc. from March 1999 through December 2002 and was Chief Accounting Officer from March 2000 through December 2002. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes and various of its affiliates since 1999 and was Senior Vice President from 1992 to 1999. Mr. Slotkin served as an officer of Citicorp for approximately 17 years prior to joining MacAndrews & Forbes, most recently as a Senior Managing Director.

Mr. Schwartz (53) has been Executive Vice President and General Counsel of the Company since December 2002 and a Manager since March 2004 and was Executive Vice President and General Counsel

of REV Holdings Inc. from March 1997 through December 2002. He has been Executive Vice President and General Counsel of MacAndrews & Forbes and various of its affiliates since 1993. Mr. Schwartz was Senior Vice President of MacAndrews & Forbes and various of its affiliates from 1989 to 1993. Mr. Schwartz is also a director of Scientific Games, which files reports pursuant to the Exchange Act.

Executive Officers of Revlon, Inc.

The Company engages in its business through Revlon, Inc., Products Corporation and Products Corporation's subsidiaries. The following table sets forth certain information (ages as of December 31, 2003) concerning the executive officers of Revlon, Inc. during the year ended December 31, 2003 who did not also serve as executive officers of the Company.

NAME	POSITION
Jack L. Stahl	President, Chief Executive Officer and Director
Thomas E. McGuire	Executive Vice President and Chief Financial Officer
Paul E. Shapiro	Executive Vice President and Chief Administrative Officer
Douglas H. Greeff	Executive Vice President – Strategic Finance

Mr. Stahl (50) has been President and Chief Executive Officer of Revlon, Inc. and Products Corporation since February 2002 and Director of Revlon, Inc. and Products Corporation since March 2002. Mr. Stahl served as President and Chief Operating Officer of The Coca-Cola Company ("Coca-Cola") from February 2000 to March 2001. Prior to that, Mr. Stahl held various senior executive positions at Coca-Cola where he began his career in 1979. Mr. Stahl is also a director of the Cosmetic, Toiletry, and Fragrance Association and Vice Chairman of the Board of the United Negro College Fund.

Mr. McGuire (49) has been Executive Vice President and Chief Financial Officer of Revlon, Inc. and Products Corporation since August 2003. Mr. McGuire was the Founder and Chief Executive Officer of Human Capital Formation, LLC from August 2001 until August 2003. Mr. McGuire was the Chief Operating Officer of Zyman Marketing Group from July 2000 until May 2001. From March 1982 until June 2000, Mr. McGuire held various professional staff and senior financial executive positions at Coca-Cola.

Mr. Shapiro (62) was Executive Vice President and Chief Administrative Officer of Revlon, Inc. from August 2001 and of Products Corporation from September 2001 until, in each case, he retired on December 31, 2003. From June 1998 until July 2001, he was Executive Vice President and Chief Administrative Officer of Sunbeam Corporation ("Sunbeam") and The Coleman Company, Inc. ("Coleman"). Mr. Shapiro served as a Director of Coleman from June 1998 until July 2001. Mr. Shapiro previously held the position of Executive Vice President of Coleman from July 1997 until its acquisition by Sunbeam in March 1998. Mr. Shapiro is a member of the Board of Directors and serves on the Audit Committee of Toll Brothers, Inc., which files reports pursuant to the Exchange Act.

Mr. Greeff (47) has been Executive Vice President – Strategic Finance of Revlon, Inc. and Products Corporation since August 2003. He had been Executive Vice President and Chief Financial Officer of Revlon, Inc. and Products Corporation from May 2000 until August 2003. From September 1998 to May 2000, Mr. Greeff was Managing Director, Fixed Income Global Loans, and Co-head of Leverage Finance at Salomon Smith Barney Inc. From January 1994 until August 1998, he was Managing Director, Global Loans and Head of Leverage and Acquisition Finance at Citibank N.A.

Audit Committee Financial Expert

REV Holdings' Board of Managers has not established an audit committee. Nevertheless, the Board of Managers has determined that it has at least one manager who qualifies as an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"). REV Holdings' Board of Managers determined that Todd J. Slotkin, based upon his experience, training and education, qualifies as an audit committee financial expert in that he has (a) an understanding of generally accepted accounting principles ("GAAP") and financial statements; (b) the ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by REV Holdings' financial statements as well as experience actively supervising one or more persons engaged in such activities; (d) an understanding of internal control and procedures over financial reporting; and (e) an understanding of audit committee functions. Certain biographical data concerning Mr. Slotkin is set forth above. Mr. Slotkin, as an executive officer of the Company, is not independent of management. In part because (a) MacAndrews & Forbes indirectly owns the entire equity interest in the Company and (b) Mr. Slotkin has no role in and is in no way beholden to the management of Products Corporation, the Company's sole operating subsidiary, the Board of Managers believes that it is not necessary for the Company's "audit committee financial expert" to be independent of management.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all of its Managers and officers, including its Chief Executive Officer and principal financial officers. The Code of Ethics consists of a set of written standards designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in its securities law filings and investor communications; compliance with law; the prompt internal reporting of any violation of the Code; and accountability for adherence to its standards. The Company's Code of Ethics is substantially identical to the Code of Ethics that Revlon, Inc. has adopted for itself and its subsidiaries. Anyone wishing to obtain a copy of the Code of Ethics may do so by writing to the Corporate Compliance Officer at the address on the cover of this Annual Report on Form 10-K.

Nominations to the Board of Managers

Because the entire equity interest in the Company is beneficially held indirectly by MacAndrews & Forbes, all of the members of the Board of Managers are its designees. There has been no change in this procedure during 2003.

Item 11.    Executive Compensation

The Company conducts its business through Revlon, Inc., Products Corporation and Products Corporation's subsidiaries. For 2003, the Company's Managers and executive officers did not receive compensation from the Company. The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of Revlon, Inc. during 2003 and the four most highly paid executive officers (see footnote (a) below), other than the Chief Executive Officer, who served as executive officers of Revlon, Inc. during 2003 (collectively, the "Named Executive Officers"), for services rendered in all capacities to Revlon, Inc. and Products Corporation and its subsidiaries during such periods.

Summary Compensation Table

		Annual Compensation (a)			Long-Term Compensation Awards
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($) (b)	Securities Underlying Options	All Other Compensation($)
Jack L. Stahl President and Chief Executive Officer (c)	2003 2002	1,300,000 1,125,000	— 1,300,000	103,244 82,999	— 2,240,000	100,000 400,000	173,277 3,966,746
Thomas E. McGuire Executive Vice President and Chief Financial Officer (d)	2003	182,692	—	18,678	112,000	100,000	25,224
Paul E. Shapiro Executive Vice President and Chief Administrative Officer (e)	2003 2002 2001	500,000 500,000 207,692	— 225,000 500,000	70,426 72,092 5,671	— — 112,000	— 200,000 100,000	5,423 — —
Douglas H. Greeff Executive Vice President — Strategic Finance (f)	2003 2002 2001	884,833 811,365 731,375	190,720 600,960 511,200	13,820 16,670 16,513	— 134,400 112,000	— 75,000 50,000	14,056 8,974 8,786

(a)	The amounts shown in Annual Compensation for 2003, 2002 and 2001 reflect salary, bonus and other annual compensation (including perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to Revlon, Inc. and Products Corporation and its subsidiaries. For the periods reported, Products Corporation had a bonus plan (the "Executive Bonus Plan") in which executives participated (including Messrs. Stahl, McGuire, Shapiro and Greeff) (see "Employment Agreements and Termination of Employment Arrangements"). The Executive Bonus Plan provided for payment of cash compensation upon the achievement of predetermined business and personal performance objectives during the calendar year established by Revlon, Inc.'s Compensation and Stock Plan Committee (the "Compensation Committee"). Revlon, Inc. and Products Corporation did not have any "executive officers" during 2003 other than Messrs. Stahl, McGuire, Shapiro and Greeff. Accordingly, for 2003, the Company is reporting the compensation of Messrs. Stahl, McGuire, Shapiro and Greeff.
(b)	See footnotes (c), (d), (e) and (f) below for information concerning the number, value and vesting schedules on restricted stock awards to the Named Executive Officers under the Amended Stock Plan. The options granted to Named Executive Officers during 2003 pursuant to the Amended Stock Plan are discussed below under "Option Grants in the Last Fiscal Year."
(c)	Mr. Stahl became President and Chief Executive Officer of Revlon, Inc. and Products Corporation during February 2002. The amount shown for Mr. Stahl under Other Annual Compensation for 2003 includes $103,244 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a company-provided automobile, (ii) premiums paid or reimbursed in respect of life insurance and (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement. The amount shown under All Other Compensation for 2003 reflects (i) $16,309 in respect of life insurance premiums, (ii) $135,968 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Arrangements"), (iii) $6,000 in respect of matching contributions under the Revlon Employees' Savings, Investment and Profit Sharing Plan (the "401(k) Plan") and (iv) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees. Mr. Stahl received a guaranteed bonus of $1,300,000 in respect of 2002 pursuant to the terms of his employment agreement. The amount shown for Mr. Stahl under Other Annual Compensation for 2002 includes $82,999 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a company-provided automobile, (ii) premiums paid or reimbursed in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement and (iv) relocation expenses paid or reimbursed in 2002. The amount shown under All Other Compensation for 2002 reflects (i) $7,350 in company-paid relocation expenses, (ii) $13,081 in respect of life insurance premiums, (iii) $79,315 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Arrangements"), (iv) $6,000 in respect of matching contributions under the 401(k) Plan, (v) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees, and (vi) $3,846,000 for imputed income in connection with receipt of an Award of restricted stock reflected in the Summary Compensation Table as to which he made an election pursuant to Section 83(b) of the Internal Revenue Code. On February 17, 2002 (the "Stahl Grant Date"), Mr. Stahl was awarded a grant of 470,000 shares of restricted stock under the Amended Stock Plan and 530,000 shares of restricted stock under the Revlon, Inc. 2002 Supplemental Stock Plan (the "Supplemental Stock Plan"). The value of the restricted stock Awards to Mr. Stahl reflected in the table are based on $2.24, the per share closing price of Class A Common Stock on the NYSE on December 31, 2003. Provided Mr. Stahl remains continuously employed by Revlon, Inc., his 2002 restricted stock award will vest as to one-third of the restricted shares on the day after which such 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Stahl's restricted stock award will vest until the second anniversary of the Stahl Grant Date, unless such 20-day average closing price has equaled or exceeded $25.00 per share, (ii) all of the shares of restricted stock awarded to Mr. Stahl will vest immediately in the event of a "change in control" as defined in Mr. Stahl's restricted stock agreement and (iii) on June 18, 2004, restrictions shall lapse as to 250,000 shares of such restricted stock, on the fourth anniversary of the Stahl Grant Date restrictions shall lapse as to an additional 250,000 shares of such restricted stock and on the fifth anniversary of the Stahl Grant Date, restrictions shall lapse as to 500,000 shares of such restricted stock as to which restrictions had not previously lapsed. In the event that, prior to the fifth anniversary of the Stahl Grant Date, and subject to clause (ii) of the prior sentence, Mr. Stahl's employment with Revlon, Inc. terminates (a) as a result of Mr. Stahl's "disability," (b) is terminated by Mr. Stahl with "good reason" or (c) is terminated by the Company other than for "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), restrictions shall lapse with respect to an additional number of shares of restricted stock, if any, such that the aggregate number of shares of restricted stock as to which restrictions shall have lapsed will equal the greater of (i) 250,000 and (ii) the product of (X) 1,000,000 and (Y) a fraction, the numerator of which is the number of full calendar months during which Mr. Stahl was employed after the Stahl Grant Date (disregarding service prior to March 1, 2002) and the denominator of which is 60. In addition, if Mr. Stahl's employment is terminated by Mr. Stahl for "good reason" or is terminated by Revlon, Inc. other than for "cause" or "disability" (as each such term is defined or described in Mr. Stahl's employment agreement) during the 120-day period immediately preceding the date of a "change in control" (as defined in Mr. Stahl's restricted stock agreement), then the shares of restricted stock previously forfeited upon such termination of employment will be reinstated and the restrictions relating thereto will lapse and such shares will be deemed fully vested as of the date of the change in control. In the event that cash or any in-kind distributions are made in respect of Revlon, Inc.'s Common Stock prior to the lapse of the restrictions relating to any of Mr. Stahl's restricted stock as to which the restrictions have not lapsed, such dividends will be held by Revlon, Inc. and paid to Mr. Stahl when, and if, the restrictions on such restricted stock lapse.
(d)	Mr. McGuire became Executive Vice President and Chief Financial Officer of Revlon, Inc. and Products Corporation during August 2003. The amount shown for Mr. McGuire under Other Annual Compensation for 2003 includes $18,678 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed in 2003. The amount shown under All Other Compensation for 2003 reflects (i) $24,732 in Company-paid relocation expenses and (ii) $492 in respect of life insurance premiums. On August 18, 2003 (the "McGuire Grant Date"), Mr. McGuire

was awarded 50,000 shares of restricted stock under the Amended Stock Plan. The value of the 2003 restricted stock Award to Mr. McGuire reflected in the table is based on $2.24, the per share closing price of Class A Common Stock on the NYSE on December 31, 2003. Provided Mr. McGuire remains continuously employed by Revlon, Inc., his restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. McGuire's restricted stock Award will vest until the second anniversary of the McGuire Grant Date, (ii) all of the shares of restricted stock awarded to Mr. McGuire in 2003 will vest immediately in the event of a "change in control" (as defined in Mr. McGuire's restricted stock agreement), and (iii) all of the shares of restricted stock granted to Mr. McGuire in 2003 which have not previously vested will fully vest on the third anniversary of the McGuire Grant Date. No dividend will be paid on Mr. McGuire's unvested restricted stock granted in 2003.
(e)	Until his retirement on December 31, 2003, Mr. Shapiro served as Executive Vice President and Chief Administrative Officer of Revlon, Inc. and Products Corporation during 2001, 2002 and 2003. The $70,426 shown for Mr. Shapiro under Other Annual Compensation for 2003 includes (i) $16,418 in respect of gross ups for taxes on imputed income arising out of personal use of a company-provided automobile, (ii) $21,510 in respect of health and country club membership reimbursements and (iii) $22,209 relating to personal use of a company car. The amount shown under All Other Compensation for 2003 reflects $5,423 in respect of matching contributions under the 401(k) Plan. Mr. Shapiro received a discretionary bonus of $225,000 in respect of 2002 pursuant to the Revlon Executive Bonus Plan. The $72,092 shown for Mr. Shapiro under Other Annual Compensation for 2002 includes (i) $17,014 in respect of gross ups for taxes on imputed income arising out of personal use of a company-provided automobile, (ii) $18,908 in respect of health and country club membership reimbursements and (iii) $20,450 relating to personal use of a company car. Mr. Shapiro received a bonus of $500,000 in respect of 2001 pursuant to the terms of his employment agreement. The amount shown for Mr. Shapiro under Other Annual Compensation for 2001 includes $5,671 in respect of gross ups for taxes on imputed income arising out of personal use of a company-provided automobile. On June 18, 2001 (the "2001 Grant Date"), Mr. Shapiro was awarded a grant of (subject to his election as an executive officer of Revlon, Inc.) 50,000 shares of restricted stock under the Amended Stock Plan. The value of the 2001 restricted stock Award to Mr. Shapiro reflected in the table is based on $2.24, the per share closing price of Class A Common Stock on the NYSE on December 31, 2003. Mr. Shapiro's restricted stock award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Shapiro's 2001 restricted stock award will vest until the second anniversary of the 2001 Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Shapiro in 2001 will vest immediately in the event of a "change in control" (as defined in Mr. Shapiro's restricted stock agreement), and (iii) all of the shares of restricted stock granted to Mr. Shapiro in 2001 which have not previously vested will fully vest on the third anniversary of the 2001 Grant Date. No dividends will be paid on Mr. Shapiro's unvested restricted stock granted in 2001.
(f)	Mr. Greeff served as Executive Vice President and Chief Financial Officer of Revlon, Inc. and Products Corporation during all of 2001 and 2002 and until August 2003 when he became Executive Vice President - Strategic Finance of Revlon, Inc. and Products Corporation. In 2003, Mr. Greeff received a bonus of $190,720 pursuant to the terms of his employment agreement as a special bonus in respect of repayment of a loan made to Mr. Greeff by Revlon, Inc. in 2000 (see "Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. Greeff under Other Annual Compensation for 2003 includes $13,820 in respect of gross ups for taxes on imputed income arising out of personal use of a company-provided automobile. The amount shown under All Other Compensation for 2003 reflects (i) $3,056 in respect of life insurance premiums, (ii) $6,000 in respect of matching contributions under the 401(k) Plan and (iii) $5,000 in respect of reimbursement of expenses in connection with an amendment of Mr. Greeff's employment agreement. In 2002, Mr. Greeff received a bonus of $600,960, of which $200,960 was paid pursuant to the terms of his employment agreement as a special bonus in respect of repayment of a loan made to Mr. Greeff by Revlon, Inc. in 2000 (see "Employment Agreements and Termination of Employment Arrangements") and the balance of $400,000 was a discretionary bonus paid in respect of 2002 pursuant to the Revlon Executive Bonus Plan. The amount shown for Mr. Greeff under Other Annual Compensation for 2002 includes $16,670 in respect of gross ups for taxes on imputed income arising out of personal use of a company-provided automobile. The amount shown under All Other Compensation for 2002 reflects (i) $2,974 in respect of life insurance premiums and (ii) $6,000 in respect of matching contributions under the 401(k) Plan. On September 17, 2002 (the "2002 Grant Date"), Mr. Greeff was awarded a grant of 60,000 shares of restricted stock under the Amended Stock Plan. The value of the 2002 restricted stock award to Mr. Greeff reflected in the table is based on $2.24, the per share closing price of Class A Common Stock on the NYSE on December 31, 2003. Provided Mr. Greeff remains continuously employed by Revlon, Inc., his 2002 restricted stock award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Greeff's 2002 restricted stock award will vest until the second anniversary of the 2002 Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Greeff in 2002 will vest immediately in the event of a "change in control" (as defined in Mr. Greeff's restricted stock agreement) and (iii) all of the shares of restricted stock granted to Mr. Greeff in 2002 which have not previously vested will fully vest on the third anniversary of the 2002 Grant Date. No dividend will be paid on Mr. Greeff's unvested restricted stock granted in 2002. Mr. Greeff received a bonus of $511,200 in respect of 2001, of which $211,200 was paid pursuant to the terms of his employment agreement as a special bonus in respect of repayment of a loan made to Mr. Greeff by the Company in 2000 (see "Employment Agreements and Termination of Employment Arrangements") and the balance of $300,000 was paid in respect of 2001 pursuant to the Revlon Executive Bonus Plan as a short-term cash bonus in recognition of Products Corporation's successful refinancing of its credit agreement in 2001 with the 2001 Credit Agreement and issuing Products Corporation's 12% Senior Secured Notes. $150,000 of Mr. Greeff's bonus in respect of 2001 was paid in 2002 and the remaining $150,000 was paid in 2003. The amount shown for Mr. Greeff under Other Annual Compensation for 2001 includes $16,513 in respect of gross ups for taxes on imputed income arising out of personal use of a company-provided automobile. The amounts shown under All Other Compensation for 2001 reflect (i) $4,436 in respect of life insurance premiums and (ii) $4,350 in respect of matching contributions under the 401(k) Plan. On the 2001 Grant Date, Mr. Greeff was awarded a grant of 50,000 shares of restricted stock under the Amended Stock Plan. The value of the 2001 restricted stock Award to Mr. Greeff reflected in the table is based on $2.24, the per share closing price of Class A Common Stock on the NYSE on December 31, 2003. Provided Mr. Greeff remains continuously employed by Revlon, Inc., his 2001 restricted stock award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Greeff's 2001 restricted stock award will vest until the second anniversary of the 2001 Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Greeff in 2001 will vest immediately in the event of a "change in control" (as defined in Mr. Greeff's restricted stock agreement) and (iii) all of the shares of restricted stock awarded to Mr. Greeff in 2001 which have not previously vested will fully vest on the third anniversary of the 2001 Grant Date. No dividends will be paid on Mr. Greeff's unvested restricted stock granted in 2001.

OPTION GRANTS IN THE LAST FISCAL YEAR

During 2003, the following grants of stock options were made pursuant to the Amended Stock Plan to the Named Executive Officers of Revlon, Inc.:

	Individual Grants				Grant Date Value (a)
Name	Number Of Securities Underlying Options Granted (#)	Percent Of Total Options Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Jack L. Stahl	100,000	9.2%	3.09	5/19/13	206,383
Thomas E. McGuire	100,000	9.2%	3.01	8/18/13	200,940
Paul E. Shapiro	—	—	—	—	—
Douglas H. Greeff	—	—	—	—	—

The options granted to Mr. Stahl in 2003 under the Amended Stock Plan were awarded on May 19, 2003, consist of non-qualified options having a term of 10 years, will vest 25% on each anniversary of the grant date, will vest immediately in the event of a "change of control" (as defined in Mr. Stahl's stock option agreement), will become 100% vested on the fourth anniversary of the grant date and have an exercise price equal to $3.09, the per share closing price on the NYSE of Revlon, Inc.'s Class A Common Stock on such grant date, as indicated in the table above. The options granted to Mr. McGuire in 2003 under the Amended Stock Plan were awarded on the McGuire Grant Date pursuant to his employment agreement, consist of non-qualified options having a term of 10 years, will vest 25% on each anniversary of the grant date, will vest immediately in the event of a "change of control" (as defined in Mr. McGuire's stock option agreement), will become 100% vested on the fourth anniversary of the grant date and have an exercise price equal to $3.01, the per share closing price on the NYSE of Revlon, Inc.'s Class A Common Stock on such grant date, as indicated in the table above.

(a)	Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used May 19, 2003 with respect to options granted to Mr. Stahl on such date and the McGuire Grant Date with respect to options granted to Mr. McGuire on such date. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present Values: (i) a risk-free rate of return of 3.53% with respect to options granted to Mr. Stahl on May 19, 2003 and 3.99% with respect to options granted to Mr. McGuire on the McGuire Grant Date, which were the rates as of the applicable grant dates for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options; (ii) stock price volatility of 70% based upon the volatility of the stock price of Revlon, Inc.'s Class A Common Stock; (iii) a constant dividend rate of zero percent; and (iv) that the options normally would be exercised on the final day of their fourth year after vesting. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc.'s Class A Common Stock during the applicable period and upon when they are exercised.

AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following chart shows the number of stock options exercised during 2003 and the 2003 year-end value of the stock options held by the Named Executive Officers of Revlon, Inc.:

Name	Shares Acquired On Exercise During 2003	Value Realized During 2003	Number of Securities Underlying Unexercised Options At Fiscal Year-End Exercisable/ Unexercisable At December 31, 2003 (#)	Value of In-The-Money Options At Fiscal Year-End Exercisable/ Unexercisable At December 31, 2003 (a) ($)
Jack L. Stahl	—	—	—/500,000	—
Thomas E. McGuire	—	—	—/100,000	—
Paul E. Shapiro	—	—	108,334/191,666	—
Douglas H. Greeff	—	—	120,834/104,166	—

(a)	Amounts shown represent the difference between the exercise price of the options (exercisable or unexercisable, as the case may be) and the market value of the underlying shares of Revlon, Inc.'s Class A Common Stock at year end, calculated using $2.24, the December 31, 2003 per share closing price on the NYSE of Revlon, Inc.'s Class A Common Stock. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Revlon, Inc.'s Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

Employment Agreements and Termination of Employment Arrangements

The Company has no employment agreements with any of its executive officers, all of whom are officers of MacAndrews & Forbes, which indirectly owns the entire equity interest in the Company.

Each of Messrs. Stahl, McGuire and Greeff has a current executive employment agreement with Products Corporation.

Mr. Stahl's employment agreement provides that he will serve as President and Chief Executive Officer at a base salary of not less than $1,300,000 per annum, and that he receive a bonus of not less than $1,300,000 in respect of 2002 (which bonus was paid in February 2003) and grants of 1,000,000 shares of restricted stock and 400,000 options during 2002 (which grants were made on the Stahl Grant Date). At any time after February 28, 2002, Products Corporation may terminate Mr. Stahl's employment by 36 months' prior written notice of non-renewal.

Mr. Stahl's employment agreement provides for participation in the Revlon Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of Products Corporation generally. Mr. Stahl's employment agreement provides for Company-paid supplemental disability insurance and supplemental term life insurance coverage with a death benefit of $10,000,000 during employment. The employment agreement for Mr. Stahl also provides for protection of Company confidential information and includes a non-compete obligation.

Mr. Stahl's employment agreement provides that in the event of termination of the term by Mr. Stahl for breach by Products Corporation of a material provision of such agreement for "good reason" (as defined in Mr. Stahl's employment agreement), or by Products Corporation (otherwise than for "cause" or "disability" as each such term is defined or described in Mr. Stahl's employment agreement), Mr. Stahl would be entitled, at his election, to severance pursuant to Products Corporation's Executive Severance Policy (see "Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in such policy, which six-month limit provision would not apply to Mr. Stahl); or continued payments of base salary, continued participation in the company's life insurance plan (which life insurance coverage is subject to a limit of two years) and medical plans subject to the terms of such plans, and continued company-paid supplemental term life insurance, in each case through the date occurring 36 months after the effective date of his termination, or in the case of medical plan participation only, until such earlier date on which Mr. Stahl were to become covered by like plans of another company. In addition, Mr. Stahl's employment agreement provides that if he remains employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Stahl's past employers or their affiliates (expressed as a straight life annuity), equals $500,000. If Mr. Stahl's employment were to terminate on or after February 28, 2004 and prior to February 28, 2005, then he would receive 16.66% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 8.33% would accrue as of each February 28th on which Mr. Stahl is still employed (but in no event more than would have been payable to Mr. Stahl under the foregoing provision had he retired at age 60). Mr. Stahl would not receive any supplemental pension benefit and any amounts then being paid for supplemental pension benefits would immediately cease if he were to terminate his employment prior to March 1, 2005 other than for "good reason" (as defined in Mr. Stahl's employment agreement), or if he were to breach such agreement or be terminated by Products Corporation for "cause" (as defined in Mr. Stahl's employment agreement). Mr. Stahl's employment agreement provides for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

Mr. Stahl's employment agreement provides that he is entitled to a loan from Products Corporation to satisfy state, local and federal income taxes (including any withholding taxes) incurred by him as a result of his making an election under Section 83(b) of the Internal Revenue Code in connection with the 1,000,000 shares of restricted stock which were granted to him by Revlon, Inc. on the Stahl Grant Date. Mr. Stahl received such loan from Products Corporation in the amount of $1,800,000 in March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002. Interest on such loan is payable at the applicable federal rate required to avoid imputation of income tax liability. The full principal amount of such loan and all accrued interest is due and payable on the fifth anniversary of the Stahl Grant Date, provided that if Mr. Stahl terminates his employment for "good reason" or Products Corporation terminates him other than for "disability" or "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the outstanding balance of such loan and all accrued interest would be forgiven. Such loan is secured by a pledge of the 1,000,000 shares of restricted stock which were granted to Mr. Stahl on the Stahl Grant Date and such loan and pledge are evidenced by a Promissory Note and a Pledge Agreement, each dated March 13, 2002. Mr. Stahl's employment agreement also provides that he is entitled to a mortgage loan to cover the purchase of a principal residence in the New York metropolitan area and/or a Manhattan apartment, in the principal amount of $2,000,000, which loan was advanced by Products Corporation to Mr. Stahl on May 20, 2002, prior to the passage of the Sarbanes-Oxley Act of 2002. The principal of the mortgage loan is repayable on a monthly basis during the period from June 1, 2002 through and including May 1, 2032, with interest at the applicable federal rate, or 90 days after Mr. Stahl's employment with Products Corporation terminates, whichever occurs earlier. Pursuant to his employment agreement, Mr. Stahl is entitled to receive additional compensation payable on a monthly basis equal to the amount repaid by him in respect of interest and principal on the mortgage loan, plus a gross up for any taxes resulting from such additional compensation. If during the term of his employment agreement Mr. Stahl terminates his employment for "good reason," or Products Corporation terminates his employment other than for "disability" or "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the mortgage loan from Products Corporation would be forgiven in its entirety.

Mr. McGuire's employment agreement with Products Corporation provides that he will serve as Executive Vice President and Chief Financial Officer at a base salary of not less than $500,000 per annum and that he receive a (i) retention incentive of $600,000 within one year of his employment start date (to be paid by no later than August 17, 2004) and (ii) grant of (A) 50,000 shares of restricted stock in 2003 (which grant was made on the McGuire Grant Date), (B) 100,000 options in 2003 (which grant was made on the McGuire Grant Date), (C) 25,000 options in 2004 and (D) 25,000 options in 2005. The term of Mr. McGuire's employment agreement ends on August 17, 2006. During any period that his employment continues after August 17, 2006, Mr. McGuire would be deemed an employee at will and would be eligible for severance under Products Corporation's Executive Severance Policy (see "Executive Severance Policy"), provided that the Severance Period for Mr. McGuire shall not be less than 24 months.

Mr. McGuire's employment agreement provides for participation in the Revlon Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of Revlon, Inc. and Products Corporation generally. The employment agreement for Mr. McGuire also provides for protection of company confidential information and includes a non-compete obligation.

Mr. McGuire's employment agreement provides that in the event of termination of the term by Mr. McGuire for breach by Products Corporation of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option or restricted stock grants, or by Products Corporation (otherwise than for "cause" as defined in Mr. McGuire's employment agreement or disability), Mr. McGuire would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "Executive Severance Policy") (provided that the Severance Period for Mr. McGuire shall not be less than 24 months) or continued payments of base salary through August 17, 2006 and continued participation in the company's life insurance plan, which life insurance coverage is subject to a limit of two years and medical plans, subject to the terms of such plans through August 17, 2006 or until Mr. McGuire were covered by like plans of another company.

Mr. Greeff's employment agreement with Products Corporation, as amended (as so amended, his "employment agreement"), provides that he will serve as Executive Vice President - Strategic Finance at a base salary of not less than $650,000 per annum and that he receive a grant of (i) 50,000 shares of restricted stock in 2001 (which grant was made on the 2001 Grant Date), (ii) 50,000 options in 2001 (which grant was made on March 26, 2001) and (iii) 50,000 options in 2002 (which grant was made on February 15, 2002). The term of Mr. Greeff's employment agreement ends on December 31, 2006. During any period that his employment continues after December 31, 2006, Mr. Greeff would be deemed an employee at will and would be eligible for severance under Products Corporation's Executive Severance Policy (see "Executive Severance Policy"), provided that the Severance Period for Mr. Greeff shall not be less than 24 months.

Mr. Greeff's employment agreement provides for participation in the Revlon Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of Revlon, Inc. and Products Corporation generally and for company-paid supplemental disability insurance. The employment agreement for Mr. Greeff also provides for protection of company confidential information and includes a non-compete obligation.

Mr. Greeff's employment agreement provides that in the event of termination of the term by Mr. Greeff for breach by Products Corporation of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by Products Corporation prior to December 31, 2006 (otherwise than for "cause" as defined in Mr. Greeff's employment agreement or disability), Mr. Greeff would be entitled, at his election, to 24 months severance pay pursuant to the Executive Severance Policy (see "Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Greeff) or continued payments of base salary through December 31, 2006 and continued participation in the company's life insurance plan (which life insurance coverage is subject to a limit of two years) and medical plans, subject to the terms of such plans through December 31, 2006 or until Mr. Greeff were covered by like plans of another company, and continued company-paid supplemental disability insurance. In addition, Mr. Greeff's agreement provides that if he remains employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Greeff's past employers or their affiliates (expressed as a straight life annuity), equals $400,000. If Mr. Greeff's employment were to terminate on or after December 31, 2003 and prior to December 31, 2004, then he would receive 36.36% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 9.09% would accrue as of each December 31st on which Mr. Greeff is still employed (but in no event more than would have been payable to Mr. Greeff under the foregoing provision had he retired at age 62). Mr. Greeff would not receive any supplemental pension benefit and would be required to reimburse Products Corporation for any supplemental pension benefits received if he were to breach such agreement or be terminated by Products Corporation for "cause" (as defined in Mr. Greeff's employment agreement). Mr. Greeff's employment agreement provides for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

Mr. Greeff's employment agreement provides that he is entitled to a loan from Products Corporation in the amount of $800,000 (which loan he received in 2000, prior to the passage of the Sarbanes-Oxley Act of 2002), with the principal to be payable in five equal installments of $160,000, plus interest at the applicable federal rate, on each of May 9, 2001, May 9, 2002, May 9, 2003 (which installments were repaid) and the two successive anniversaries thereafter, provided that the total principal amount of such loan and any accrued but unpaid interest at the applicable federal rate (the "Loan Payment") shall be due and payable upon the earlier of the January 15th immediately following the termination of Mr. Greeff's employment for any reason or May 9, 2005. In addition, Mr. Greeff's employment agreement provides that he shall be entitled to a special bonus, payable on each May 9th (which was paid on May 9, 2001, May 9, 2002 and May 9, 2003) and ending with May 9, 2005 equal to the sum of the Loan Payment with respect to such year, provided that he is employed on each such May 9th, and provided further that in the event that Mr. Greeff terminates his employment for "good reason" or is terminated for a reason other than "cause" (as such terms are defined in Mr. Greeff's employment agreement), he shall be entitled to a special bonus in the amount of $800,000 minus the sum of any special bonuses paid through the date of such termination plus accrued but unpaid interest at the applicable federal rate. Notwithstanding the above, if Mr. Greeff terminates his employment other than for "good reason" or Products Corporation terminates his employment for "cause" (as such terms are defined in Mr. Greeff's employment agreement), or if he breaches certain post-employment covenants, any bonus described above shall be forfeited or repaid by Mr. Greeff, as the case may be. Mr. Greeff's employment agreement also provides that he is eligible to receive a bonus payment of not less than $1,000,000, subject to approval by the Compensation Committee, upon the completion of objectives relating to Products Corporation's long-term financings, provided that Mr. Greeff remains employed at such time. Such bonus would also be payable on the completion of such financings in the event that Mr. Greeff's employment was terminated by Mr. Greeff on account of "good reason" (as defined in Mr. Greeff's employment agreement) or by Products Corporation for a reason other than "cause" (as defined in Mr. Greeff's employment agreement).

Mr. Shapiro retired from his employment with Products Corporation effective December 31, 2003 and in connection therewith he entered into an agreement with Products Corporation dated as of December 12, 2003 (the "Shapiro Agreement"), which provides that he is to receive an allowance payable at the rate of his base salary and maximum bonus per annum payable over the period from January 1, 2004 to June 30, 2005, during which period Products Corporation will continue to provide company-paid supplemental disability insurance. Pursuant to the Shapiro Agreement, commencing on his 65th birthday on April 25, 2006, Products Corporation will pay Mr. Shapiro a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Shapiro's past employers or their affiliates (expressed as a straight life annuity), equals $400,000. Pursuant to the Shapiro Agreement, Products Corporation recommended to the Compensation Committee that stock options awarded to Mr. Shapiro shall remain exercisable until the expiration date of such grants, which recommendation was approved by the Compensation Committee in January 2004.

Executive Severance Policy

Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including Messrs. Stahl, McGuire, and Greeff, other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the executive's execution of a release and confidentiality agreement and the Company's standard employee non-competition agreement, the eligible executive may be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in bi-weekly installments based upon such executive's grade level and years of service, reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period, generally capped at six months pay). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth in such policy, as of December 31, 2003, Messrs. Stahl, McGuire, and Greeff could be entitled to severance pay up to 19, 18 and 21 months' of base salary, respectively, at the base salary rate in effect on the date of employment termination, plus continued participation in the medical and dental plans for the same respective periods on the same terms as active employees.

Defined Benefit Plans

REV Holdings has no pension plan. Products Corporation, the Company's sole operating subsidiary, maintains certain retirement arrangements, including the Revlon Employees' Retirement Plan (the "Retirement Plan"), a defined benefit pension plan. In accordance with the terms of the Retirement Plan, the following table shows the estimated annual retirement benefits payable (as of December 31, 2003) under the non-cash balance program of the Retirement Plan (the "Non-Cash Balance Program") at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, including amounts attributable to the Revlon Pension Equalization Plan, as amended (the "Pension Equalization Plan"), as described below.

Highest Consecutive Five-Year Average Compensation During Final Ten Years ($)	Estimated Annual Straight Life Annuity Benefits At Retirement With Indicated Years Of Credited Service ($) (a)
	15	20	25	30	35
600,000	150,777	201,036	251,295	301,554	301,554
700,000	176,777	235,703	294,628	353,554	353,554
800,000	202,777	270,369	337,962	405,554	405,554
900,000	228,777	305,036	381,295	457,554	457,554
1,000,000	254,777	339,703	424,628	500,000	500,000
1,100,000	280,777	374,369	467,962	500,000	500,000
1,200,000	306,777	409,036	500,000	500,000	500,000
1,300,000	332,777	443,703	500,000	500,000	500,000
1,400,000	358,777	478,369	500,000	500,000	500,000
1,500,000	384,777	500,000	500,000	500,000	500,000
2,000,000	500,000	500,000	500,000	500,000	500,000
2,500,000	500,000	500,000	500,000	500,000	500,000

(a)	The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

The Retirement Plan is intended to be a tax qualified defined benefit plan. The Non-Cash Balance Program benefit is a function of service and final average compensation. The Non-Cash Balance Program is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with Revlon, Inc. or a subsidiary prior to retirement or earlier termination. Messrs. Stahl, McGuire and Greeff do not participate in the Non-Cash Balance Program.

Effective January 1, 2001, Products Corporation amended the Retirement Plan to provide for a cash balance program under the Retirement Plan (the "Cash Balance Program"). Under the Cash Balance Program, eligible employees will receive quarterly credits to an individual cash balance bookkeeping account equal to 5% of their compensation for the previous quarter. Interest credits, which commenced June 30, 2001, are allocated quarterly (based on the yield of the 30-year Treasury bond for November of the preceding calendar year). Employees who as of January 1, 2001 were at least age 45, had 10 or more years of service with Revlon, Inc. and whose age and years of service totaled at least 60 were "grandfathered" and continue to participate in the Non-Cash Balance Program under the same retirement formula described in the preceding paragraph. All other eligible employees had their benefits earned (if any) under the Non-Cash Balance Program "frozen" on December 31, 2000 and began to participate in the Cash Balance Program on January 1, 2001. The "frozen" benefits will be payable at normal retirement age and will be reduced if the employee elects early retirement. Any employee who, as of January 1, 2001 was at least age 40 but not part of the "grandfathered" group will, in addition to the "basic" 5% quarterly pay credits, receive quarterly "transition" pay credits of 3% of compensation each year for up to 10 years or until he/she leaves employment with Revlon, Inc., whichever is earlier. Messrs. Stahl, McGuire and Greeff participate in the Cash Balance Program. Mr. Greeff is eligible to receive basic and transition pay credits. As they were not employed by Revlon, Inc. on January 1, 2001 (the date on which a "transition" employee was determined), Messrs. Stahl and McGuire are eligible to receive only basic pay credits. The estimated annual benefits payable under the Cash Balance Program as a single life annuity (assuming Messrs. Stahl, McGuire and Greeff remain employed by Revlon, Inc. until age 65 at their current level of compensation) is $199,300 for Mr. Stahl, $73,900 for Mr. McGuire and $266,400 for Mr. Greeff. Messrs. Stahl's and Greeff's total retirement benefits will be determined in accordance with their respective employment agreements, each of which provides for a guaranteed retirement benefit provided that certain conditions are met.

The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended, is a non-qualified benefit arrangement designed to provide for the payment by Products Corporation of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan (including the Non-Cash Balance Program and the Cash Balance Program) but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her non-competition agreement and on the participant not competing with Products Corporation for one year after termination of employment.

The number of full years of service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2004 for Mr. Stahl was one year, for Mr. Shapiro was two years and for Mr. Greeff was three years. Mr. McGuire did not have any years of credited service as of January 1, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ronald O. Perelman, 35 East 62nd Street, New York, New York, 10021, through MacAndrews & Forbes, beneficially owns the membership interest in REV Holdings. As of December 31, 2003, REV Holdings beneficially owned (i) 11,650,000 shares of Class A Common Stock, (ii) all of the outstanding 31,250,000 shares of Class B Common Stock, (iii) all of the outstanding 546 shares of Series A Preferred Stock and (iv) all of the outstanding 4,333 shares of Series B Preferred Stock. As part of the Revlon Exchange Offers, on March 25, 2004, REV Holdings received approximately 9.2 million shares of Class A Common Stock in respect of its Series A and Series B Preferred Stock. Based on the shares referenced in clauses (i), (ii) and (iv) above, Mr. Perelman through Mafco Holdings (through REV Holdings) at December 31, 2003 beneficially owned approximately 83% of Revlon, Inc.'s outstanding shares of Common Stock and had approximately 97% of the combined voting power of the outstanding shares of Common Stock entitled to vote at its 2004 Annual Meeting of Stockholders. Immediately following the closing of the Revlon Exchange Offers, Mr. Perelman through Mafco Holdings beneficially owned approximately 221.2 million shares of Revlon, Inc.'s Common Stock (representing approximately 59.9% of the outstanding shares of Revlon, Inc.'s Common Stock and approximately 77.2% of the combined voting power of the Common Stock), of which REV Holdings owned 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock. As of March 25 2004, 1,928,992 shares of the Class A Common Stock owned by REV Holdings were pledged by REV Holdings (the "Pledged Shares") to secure $18.5 million principal amount of the New REV Holdings Notes. From time to time, additional shares of Class A Common Stock, the membership interest in REV Holdings or shares of intermediate holding companies between Revlon, Inc. and Mafco Holdings may be pledged to secure obligations of Mafco Holdings or its affiliates. A default under any REV Holdings obligations secured by the Pledged Shares could cause a foreclosure with respect to such shares of Revlon, Inc.'s Class A Common Stock pledged by REV Holdings.

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

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings Inc. (a Delaware corporation which in 2002 converted into Holdings which is a Delaware limited liability company and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2003 was $0.3 million.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. REV Holdings does not expect Revlon, Inc. or Products Corporation to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Revlon, Inc. or Products Corporation, as the case may be, as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums Revlon, Inc. and Products Corporation would pay were they to secure stand-alone coverage. The amount paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreements. The net amount payable to MacAndrews Holdings by Products Corporation for the services provided under the Reimbursement Agreements for 2003 was $2.7 million.

In March 1993, REV Holdings and MacAndrews Holdings entered into a reimbursement agreement pursuant to which MacAndrews Holdings agreed to provide third party services to REV Holdings on the same basis as it provides services to Revlon, Inc., and REV Holdings agreed to indemnify MacAndrews Holdings on the same basis as Revlon, Inc. is obligated to indemnify MacAndrews Holdings under the Reimbursement Agreements. REV Holdings also participates in MacAndrews & Forbes insurance programs, the coverage limits of which are available on aggregate losses to any or all of the participating companies and their respective directors and officers. There were no services provided and no payments made pursuant to this agreement during 2003.

Tax Sharing Agreements

REV Holdings, as a single-member limited liability company, is a disregarded entity for federal and state income tax purposes. REV Holdings' income and loss are included in the consolidated federal income tax return filed by Mafco Group. In March 1993, REV Holdings and Mafco Holdings entered into the 1993 Tax Sharing Agreement pursuant to which, for all taxable periods beginning on or after January 1, 1993, REV Holdings will pay to Mafco Holdings amounts equal to the taxes that REV Holdings would otherwise have had to pay if it were to file separate federal, state and local income tax returns for itself, excluding Revlon, Inc. and its subsidiaries (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the tax liability relating to any such period that is attributable to REV Holdings). In connection with the conversion of REV Holdings Inc. into a limited liability company in December 2002, the 1993 Tax Sharing Agreement was amended to provide that REV Holdings will make any tax sharing payment to Mafco Holdings as if it were a taxable corporation. No tax sharing payment was required to be paid for 2003 pursuant to the 1993 Tax Sharing Agreement.

Since June 1992, Holdings, Revlon, Inc., Products Corporation, certain of its subsidiaries and Mafco Holdings have been parties to the Revlon Tax Sharing Agreement. Throughout 2003, the parties to the Revlon Tax Sharing Agreement were included in the Mafco Group for federal income tax purposes. REV Holdings, Revlon, Inc. and Products Corporation were also included during 2003 in certain state tax returns of Mafco Holdings or its subsidiaries. Pursuant to the Revlon Tax Sharing Agreement, Mafco Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the Mafco Group for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc., Products Corporation or a subsidiary of Products Corporation was a member of such group. Further, for all such taxable periods, Products Corporation was required to pay Revlon, Inc., which in turn was required to pay to Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period and attributable to Revlon, Inc. or its subsidiaries), except that (a) Revlon, Inc. was not entitled to carry back any losses to taxable periods prior to January 1, 1992 and (b) Revlon, Inc. need not make any payment if and to the extent that the Credit Agreement would prohibit Products Corporation from making the corresponding tax sharing payment to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payment other than in respect of state or local income taxes. (See Note 18 for important information concerning a deconsolidation event.) As a result of tax net operating losses and prohibitions under the Credit Agreement, neither Products Corporation nor Revlon, Inc. made any federal income tax payment or payment in lieu of taxes under the Revlon Tax Sharing Agreement for 2003, and none is anticipated for 2004.

The parties to the Revlon Tax Sharing Agreement amended it effective January 1, 2001 to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12%, with principal and all interest due at maturity on December 31, 2005.

2003 Investment Agreement, 2003 Mafco Loans, the 2004 Mafco $125 Million Term Loan and Revlon Exchange Offers

See the description of the 2003 Investment Agreement and the various loan agreements with MacAndrews Holdings, as well as a description of the Revlon Exchange Offers and related agreements, under Item 1. "Recent Developments" and Item 7. "Financial Condition, Liquidity and Capital Resources."

Registration Rights Agreement

REV Holdings and Revlon, Inc. entered into a registration rights agreement (the "Registration Rights Agreement"), and, in February 2003, Revlon, Inc. and MacAndrews Holdings entered into a joinder agreement to the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the Rights Offering and shares of Class A Common Stock issuable upon conversion of Class B Common Stock and Series B Preferred Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expense incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders. (See Item 1. "Recent Developments" for recent developments concerning the Registration Rights Agreement.)

New Keepwell Agreement

REV Holdings entered into the New Keepwell Agreement with GSB Investments Corp., pursuant to which GSB Investments Corp. agreed to provide REV Holdings with funds in an amount equal to any interest payments due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payments on the applicable due dates. The New Keepwell Agreement, however, is not a guarantee of the payment of interest on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the New Keepwell Agreement are only enforceable by REV

Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the New Indenture. The failure of GSB Investments Corp. to make a payment to REV Holdings under the New Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the New Keepwell Agreement. In addition, although REV Holdings has the right to enforce the New Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the New Keepwell Agreement or that GSB Investments Corp. will comply with its obligations under the New Keepwell Agreement. The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources." In each of 2003 and 2002, GSB Investments Corp. made non-interest bearing advances of $9.7 million to REV Holdings under the Keepwell Agreement, which were used to make interest payments on the REV Holdings Notes.

Other

Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation, which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation through September 1, 2013 to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2003 was $1.1 million.

During 2003, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases, including space at Products Corporation's New York headquarters. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 2003 was $0.3 million.

The Credit Agreement and Products Corporation's 12% Senior Secured Notes are supported by, among other things, guarantees from Revlon, Inc., and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. (See Item 1. "Recent Developments" concerning recent changes to the Credit Agreement.) Revlon, Inc. has also fully guaranteed the 8 1/8% Senior Notes, the 9% Senior Notes and 8 5/8% Senior Subordinated Notes in connection with the consummation of the Revlon Exchange Offers.

In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 million to Mr. Stahl pursuant to his employment agreement, which was entered into in February 2002, for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $2.0 million to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate. Mr. Stahl repaid $135,968 of such loan during 2003. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 million advance, which for 2003 was $135,968. The Company also pays Mr. Stahl a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation, which tax gross up amount was $75,518 in 2003.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $0.8 million to Mr. Greeff, pursuant to his employment agreement, which loan bears interest at the applicable federal rate. Mr. Greeff repaid $0.2 million during 2003. Pursuant to his employment agreement, Mr. Greeff is entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he is employed by Products Corporation on each such May 9th, which bonus installment was paid to Mr. Greeff in May 2003.

During 2003, Products Corporation made payments of $0.3 million to Ms. Ellen Barkin (spouse of Mr. Perelman) under a written agreement pursuant to which she provides voiceover services for certain of Products Corporation's advertisements, which payments were competitive with industry rates for similarly situated talent.

At December 31, 2003, REV Holdings had an outstanding payable to an affiliate of approximately $5.3 million relating to funds advanced to REV Holdings to pay expenses and debt issuance costs.

On March 15, 2001, an affiliate contributed $667.5 million principal amount of Senior Secured Discount Notes to REV Holdings, which were delivered to the trustee for cancellation and contributed $22.0 million in cash to REV Holdings to retire the remaining Senior Secured Discount Notes at maturity.

During 2003, Products Corporation employed Mr. Perelman's daughter in a marketing position, with compensation paid for 2003 of less than $80,000.

During 2003, Products Corporation employed a daughter of Donald Drapkin, a director of Revlon, Inc., in a marketing position, with compensation paid for 2003 of less than $80,000.

During 2003, Products Corporation paid $0.1 million to a nationally recognized security services company in which MacAndrews & Forbes has a controlling interest for security officer services. Products Corporation's decision to engage such firm was based upon its expertise in the field of security services, and the rates paid were competitive with industry rates for similarly situated security agencies.

Item 14.    Principal Accountant Fees and Services

AUDIT FEES

KPMG LLP ("KPMG") has audited the consolidated financial statements of the Company for more than the past five years. The Company's Board of Managers, which is the equivalent of a Board of Directors, does not maintain a separate Audit Committee, but the Board of Directors of Revlon, Inc., the Company's principal subsidiary, maintains an Audit Committee in accordance with applicable SEC rules and the NYSE listing standards. In accordance with the charter of Revlon, Inc.'s Audit Committee, which is available at www.revloninc.com, Revlon, Inc.'s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of KPMG in connection with the preparation and issuance of its audit report or performance of other audit, review or attest services for Revlon, Inc. The independent auditors report directly to Revlon, Inc.'s Audit Committee in connection with this work, and Revlon, Inc.'s Audit Committee is directly responsible for reviewing, in advance, and granting any appropriate pre-approval of (a) all auditing services to be provided to Revlon, Inc. by the independent auditor and (b) all non-audit services to be provided to Revlon, Inc. by the independent auditor (as permitted by the Exchange Act), and, in connection therewith, to approve all fees and other terms of engagement, as required by the applicable rules promulgated by the SEC under the Exchange Act and subject to the exemptions provided for in such rules. To carry out such pre-approval responsibilities, Revlon, Inc.'s Audit Committee adopted an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG for Revlon, Inc. after the final rules became effective on May 6, 2003. In February 2004, Revlon, Inc.'s Audit Committee approved an updated Pre-Approval Policy for services to be performed by KPMG for Revlon, Inc. during 2004.

The aggregate fees billed for professional services by KPMG in 2002 and 2003 for these various services were:

Types of Fees	2003	2002
Audit Fees	$3.0	$2.8
Audit-Related Fees	0.2	0.1
Tax Fees	0.4	0.4
All Other Fees	—	—
Total Fees	$3.6	$3.3

In the above table, in accordance with new SEC definitions and rules, "audit fees" are fees the Company paid KPMG for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed by KPMG for assurance and related services that are traditionally performed by the auditor, including employee benefit plan audits, Revlon, Inc.'s Rights Offering and attest services not required by statute or regulation; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees billed by KPMG to the Company for any services not included in the first three categories.

During 2003, Revlon, Inc.'s Audit Committee specifically pre-approved the services performed by KPMG in connection with (i) Revlon, Inc.'s and Products Corporation's 2003 audits and (ii) Revlon, Inc.'s Rights Offering. All of the other services performed by KPMG for Revlon, Inc. during 2003 from and after May 6, 2003 (the effective date of the applicable rules) were pre-approved in accordance with Revlon, Inc.'s Audit Committee's Pre-Approval Policy. Revlon, Inc.'s Audit Committee received quarterly updates as to the nature of such services and fees paid for such services.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2003, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's plans to update its retail presence and improve the marketing effectiveness of its retail wall displays by installing newly-reconfigured wall displays and reconfiguring existing wall displays at its retail customers (and its estimates of the costs of such wall displays, the effects of such plans on the accelerated amortization of existing wall displays and the estimated amount of such amortization);

(ii)	the Company's plans to increase its advertising and media spending and improve the effectiveness of its advertising;

(iii)	the Company's plans to introduce new products and further strengthen its new product development process;

(iv)	the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	the Company's plans to implement comprehensive programs to develop and train its employees;

(vi)	the Company's future financial performance, including the Company's belief that its plan is proving effective and that it has strengthened its organizational capability (and its expectation to do so in 2004) and that it has strengthened its relationships with its key retailers in the U.S.;

(vii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, adverse currency fluctuations, competitive activities and category weakness;

(viii)	the Company's plans to accelerate the implementation of its plan and the charges and the cash costs resulting from implementing and refining such plan and the timing of such costs, as well as the Company's expectations as to improved revenues and achieving profitability over the long term as a result of such phase of its plan and the Company's plans to continue to fund brand support;

(ix)	the Company's plans regarding the accelerated growth phase of its plan, with the objective of improving its operating profit margins;

(x)	the Company's plans to further improve the new product development and implementation process;

(xi)	the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(xii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically;

(xiii)	the Company's plans to optimize the effectiveness of its marketing and promotions and merchandiser coverage;

(xiv)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xv)	operating revenues, cash on hand and availability of borrowings under the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, Products Corporation's Credit Agreement, other permitted lines of credit and advances under the New Keepwell Agreement being sufficient to satisfy the Company's cash requirements in 2004, and the availability of funds from the Mafco $65 million line of credit and 2004 Mafco $125 million term loan, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties;

(xvi)	the availability of advances under the New Keepwell Agreement sufficient to satisfy REV Holdings' cash requirements, GSB Investments Corp.'s plan to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it does not have sufficient cash flow from dividends on its investments and the availability of funds from restructuring indebtedness, selling assets or operations of Revlon, Inc., capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and the sale of additional shares of Revlon, Inc. or the sale of equity securities of REV Holdings to pay the principal amount at maturity of the New REV Holdings Notes;

(xvii)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, such as the purchase and reconfiguration of wall displays and increases in advertising and media, capital expenditure requirements, payments in connection with the Company's restructuring programs and debt service payments, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs and debt service payments (including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes);

(xviii)	matters concerning the Company's market-risk sensitive instruments;

(xix)	the effects of the Company's adoption of certain accounting principles;

(xx)	Products Corporation obtaining a further waiver or amendment of various provisions of its Credit Agreement, including the EBITDA and leverage ratio covenants, or refinancing or repaying such debt before January 31, 2005 in the event such waiver or amendment is not obtained;

(xxi)	Products Corporation's plan to refinance its debt maturing in 2005, including Revlon, Inc.'s plans to reduce its debt by a further $109.7 million, and the method and timing of the implementation of such plans and the estimated impact of such implementation on the Company's financial performance; and

(xxii)	the Company's plan to efficiently manage its cash and working capital including, among other things, by carefully managing and reducing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2004 and Current Reports on Form 8-K filed with the SEC in 2004 (which, among other places, can be found on the SEC's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;

(ii)	difficulties or delays in, or unanticipated costs associated with, developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;

(iii)	difficulties or delays in, or unanticipated costs associated with, developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development process;

(iv)	difficulties or delays in, or unanticipated costs associated with, implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	difficulties or delays in, or unanticipated costs associated with, implementing comprehensive programs to train the Company's employees;

(vi)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(vii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions and military actions, and in trade, monetary, fiscal and tax policies in international markets;

(viii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan;

(ix)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the accelerated growth phase of its plan, with the objective of improving its operating profit margins;

(x)	difficulties, delays or unanticipated costs in implementing the Company's plans to further improve the new product development and implementation process;

(xi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(xii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically;

(xiii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing and promotions or merchandiser coverage;

(xiv)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xv)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties, or the unavailability of funds under Products Corporation's Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit or selling assets or operations of Revlon, Inc., selling additional shares of Revlon, Inc. or equity securities of REV Holdings;

(xvi)	advances under the New Keepwell Agreement being insufficient to satisfy REV Holdings' cash requirements or GSB Investments Corp.'s inability to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it has not received sufficient dividend income from its investments;

(xvii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs or debt service payments;

(xviii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xix)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xx)	difficulties, delays or inability to obtain a further waiver or amendment of the EBITDA and leverage ratio covenants under the Credit Agreement or refinancing or repaying such debt on or before January 31, 2005 in the event such waiver or amendment is not obtained;

(xxi)	difficulties, delays or the inability of Products Corporation to refinance its debt maturing in 2005, including the inability of Revlon, Inc. to issue equity or debt securities, including Class A Common Stock, for cash or in exchange for indebtedness of the Company, and difficulties, delays or the inability of Revlon, Inc. to consummate its plans to reduce its debt by a further $109.7 million or secure any required Board, stockholder, lender or regulatory approval; and

(xxii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

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

(3)    List of Exhibits:

2.	Plan of Acquisition Etc.
2.1	Investment Agreement, dated as of February 5, 2003 among Revlon, Inc., Products Corporation and MacAndrews Holdings (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003 (the "Products Corporation February 2003 Form 8-K")).
3.	Certificate of Incorporation and By-laws.
3.1	Certificate of Formation of REV Holdings LLC, dated December 17, 2002 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of REV Holdings LLC for the year ended December 31, 2002 (the "REV Holdings 2002 Form 10-K")).
3.2	State of Delaware Certificate of Conversion of REV Holdings LLC from a corporation to a limited liability company, dated December 18, 2002 (incorporated by reference to Exhibit 3.2 of the REV Holdings 2002 Form 10-K).
4.	Instruments defining the right of security holders, including indentures.
4.1	Indenture, dated as of November 26, 2001, among Products Corporation, the Guarantors party thereto, including Revlon, Inc., as parent guarantor, and Wilmington Trust Company, as trustee, relating to the 12% Senior Secured Notes due 2005 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Products Corporation filed with the Commission on November 30, 2001 (the "Products Corporation November 2001 Form 8-K")).
4.2	Revlon Pledge Agreement, dated as of November 30, 2001, between Revlon, Inc., as pledgor, in favor of Wilmington Trust Company, as note collateral agent (the "Note Collateral Agent") (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Products Corporation for the year ended December 31, 2001 (the "Products Corporation 2001 Form 10-K")).
4.3	Company Pledge Agreement (Domestic), dated as of November 30, 2001, between Products Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.3 to the Products Corporation 2001 Form 10-K).
4.4	Subsidiary Pledge Agreement (Domestic), dated as of November 30, 2001, between RIROS Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.4 to the Products Corporation 2001 Form 10-K).
4.5	Subsidiary Pledge Agreement (Domestic), dated as of November 30, 2001, between Revlon International Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.5 to the Products Corporation 2001 Form 10-K).

4.6	Subsidiary Pledge Agreement (Domestic), dated as of November 30, 2001, between PPI Two Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.6 to the Products Corporation 2001 Form 10-K).
4.7	Company Pledge Agreement (International), dated as of November 30, 2001, between Products Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.7 to the Products Corporation 2001 Form 10-K).
4.8	Subsidiary Pledge Agreement (International), dated as of November 30, 2001, between RIROS Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.8 to the Products Corporation 2001 Form 10-K).
4.9	Subsidiary Pledge Agreement (International), dated as of November 30, 2001, between Revlon International Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.9 to the Products Corporation 2001 Form 10-K).
4.10	Subsidiary Pledge Agreement (International), dated as of November 30, 2001, between PPI Two Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.10 to the Products Corporation 2001 Form 10-K).
4.11	Company Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.11 to the Products Corporation 2001 Form 10-K).
4.12	Subsidiary Security Agreement, dated as of November 30, 2001, among Almay, Inc., Carrington Parfums Ltd., Charles of the Ritz Group Ltd., Charles Revson Inc., Cosmetics & More, Inc., North America Revsale Inc., Pacific Finance & Development Corp., PPI Two Corporation, Prestige Fragrances, Ltd., Revlon Consumer Corp., Revlon Government Sales, Inc., Revlon International Corporation, Revlon Products Corp., Revlon Real Estate Corporation, RIROS Corporation, RIROS Group Inc. and RIT Inc., each as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.12 to the Products Corporation 2001 Form 10-K).
4.13	Company Copyright Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.13 to the Products Corporation 2001 Form 10-K).
4.14	Company Patent Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.14 to the Products Corporation 2001 Form 10-K).
4.15	Company Trademark Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.15 to the Products Corporation 2001 Form 10-K).
4.16	Subsidiary Trademark Security Agreement, dated as of November 30, 2001, between Charles Revson Inc., as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.16 to the Products Corporation 2001 Form 10-K).
4.17	Subsidiary Trademark Security Agreement, dated as of November 30, 2001, between Charles of the Ritz Group, Ltd., as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.17 to the Products Corporation 2001 Form 10-K).

4.18	Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of November 30, 2001, between Products Corporation and First American Title Insurance Company for the use and benefit of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.18 to the Products Corporation 2001 Form 10-K).
4.19	Amended and Restated Collateral Agency Agreement, dated as of May 30, 1997, and further amended and restated as of November 30, 2001, between Products Corporation, JPMorgan Chase Bank, as bank agent and as administrative agent, and Wilmington Trust Company, as trustee and as Note Collateral Agent (incorporated by reference to Exhibit 4.19 to the Products Corporation 2001 Form 10-K).
4.20	Indenture, dated as of February 1, 1998, between Revlon Escrow Corp. ("Revlon Escrow") and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, relating to the 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the "Products Corporation March 1998 Form S-1")).
4.21	Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, relating to the 8 5/8% Senior Subordinated Notes Due 2008 (the "8 5/8% Senior Subordinated Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Products Corporation March 1998 Form S-1).
4.22	First Supplemental Indenture, dated April 1, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation March 1998 Form S-1).
4.23	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).
4.24	Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, relating to Products Corporation's 9% Senior Notes due 2006 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 1998).
4.25	Second Amended and Restated Credit Agreement, dated as of November 30, 2001, among Products Corporation, the subsidiaries of Products Corporation parties thereto, the lenders parties thereto, the Co-Agents parties thereto, Citibank, N.A., as documentation agent, J.P. Morgan Securities Inc., as sole arranger and bookrunner, and JPMorgan Chase Bank, as administrative agent (the "Second Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 4.1 to the Products Corporation November 2001 Form 8-K).
4.26	First Amendment, dated May 31, 2002, to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2002).
4.27	Second Amendment, and First Waiver Agreement, dated as of February 5, 2003, to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.19 to the Products Corporation February 2003 Form 8-K).
4.28	Indenture, dated as of February 1, 2001, between REV Holdings and Wilmington Trust Company, as Trustee, relating to the 12% Senior Secured Notes due 2004 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of REV Holdings for the year ended December 31, 2000 (the "REV Holdings 2000 Form 10-K")).

4.29	Supplemental Indenture No. 1, dated as of December 18, 2002, between REV Holdings and Wilmington Trust Company, as trustee, relating to the 12% Senior Secured Notes due 2004 (incorporated by reference to Exhibit 4.29 to the REV Holdings 2002 Form 10-K).
*4.30	Indenture, dated as of January 26, 2004 between REV Holdings and The Bank of New York, as Trustee, relating to the 13% Senior Secured Notes due 2007.
4.31	Third Amendment and Second Waiver Agreement, dated as of January 28, 2004, to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.28 of the Current Report on Form 8-K of Products Corporation filed with the Commission on January 29, 2004 (the "Products Corporation January 2004 Form 8-K")).
4.32	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, and Revlon, Inc., as guarantor, amending the Indenture, dated as of February 1, 1998, as supplemented by the First Supplemental Indenture, dated as of April 1, 1998, between Products Corporation and such trustee relating to Products Corporation's 8 1/8% Senior Notes due 2006 (incorporated by reference to Exhibit 4.29 of the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 12, 2004 (the "Revlon, Inc. February 2004 Form 8-K")).
4.33	First Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, and Revlon, Inc., as guarantor, amending the Indenture, dated as of November 6, 1998, between Products Corporation and such trustee, relating to Products Corporation's 9% Senior Notes due 2006 (incorporated by reference to Exhibit 4.30 of the Revlon, Inc. February 2004 Form 8-K).
4.34	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, and Revlon, as guarantor, amending the Indenture, dated as of February 1, 1998, as supplemented by the First Supplemental Indenture, dated as of March 4, 1998, between Products Corporation and such trustee, relating to Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.31 of the Revlon, Inc. February 2004 Form 8-K).
4.35	Fourth Amendment, dated February 18, 2004, to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2003 (the "Revlon, Inc. 2003 Form 10-K")).
*4.36	Fifth Amendment, dated March 22, 2004, to the Second Amended and Restated Credit Agreement.
10.	Material Contracts.
10.1	Asset Transfer Agreement, dated as of June 24, 1992, among Revlon Holdings LLC (formerly known as Revlon Holdings Inc.), National Health Care Group, Inc., Charles of the Ritz Group Ltd., Products Corporation and Revlon, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Revlon, Inc. Registration Statement on Form S-1 filed with the Commission on June 29, 1992, File No. 33-47100).
10.2	Tax Sharing Agreement, entered into as of June 24, 1992, among Mafco Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Products Corporation 2001 Form 10-K).
10.3	Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 of Revlon, Inc.).

10.4	Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).
10.5	Employment Agreement, dated as of August 18, 2003, between Products Corporation and Thomas E. McGuire (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 2003 (the "Revlon, Inc. 2003 Third Quarter Form 10-Q")).
10.6	Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff (the "Greeff Employment Agreement") (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Revlon, Inc.).
10.7	Amendment, dated June 18, 2001, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).
10.8	Amendment, dated as of August 18, 2003, to the amended and restated Greeff Employment Agreement (incorporated by reference to Exhibit 10.8 to the Revlon, Inc. 2003 Third Quarter Form 10-Q).
10.9	Employment Agreement, effective as of August 1, 2001, between Products Corporation and Paul E. Shapiro (incorporated by reference to Exhibit 10.7 to the Products Corporation 2001 Form 10-K).
10.10	Revlon Executive Bonus Plan (Amended and Restated as of September 1, 2002) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2002 (the "Revlon, Inc. 2002 Form 10-K").
10.11	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for year ended December 31, 1998 of Revlon, Inc.).
10.12	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to the Revlon, Inc. 2002 Form 10-K).
10.13	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation).
10.14	Revlon Amended and Restated Executive Deferred Compensation Plan, dated as of August 6, 1999 (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 1999).
10.15	Revlon Executive Severance Policy as amended July 1, 2002 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2002 Form 10-K).
10.16	Revlon, Inc. Fourth Amended and Restated 1996 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91038).
10.17	Purchase Agreement, dated as of February 18, 2000, by and among Revlon, Inc., Products Corporation, REMEA 2 B.V., Revlon Europe, Middle East and Africa, Ltd., Revlon International Corporation, Europeenne de Produits de Beaute S.A., Deutsche Revlon GmbH & Co. K.G., Revlon Canada, Inc., Revlon de Argentina, S.A.I.C., Revlon South Africa (Proprietary) Limited, Revlon (Suisse) S.A., Revlon Overseas Corporation C.A., CEIL Comercial, Exportadora, Industrial Ltda., Revlon Manufacturing Ltd., Revlon Belgium N.V., Revlon (Chile) S.A., Revlon (Hong Kong) Limited, Revlon, S.A., Revlon Nederland B.V., Revlon New Zealand Limited, European Beauty Products S.p.A. and Beauty Care Professional Products Luxembourg, S.a.r.l. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Revlon, Inc.).

10.18	Purchase and Sale Agreement, dated as of July 31, 2001, by and between Holdings and Revlon, Inc. relating to the Charles of the Ritz business (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).
10.19	Senior Unsecured Multiple-Draw Term Loan, dated as of February 5, 2003, between MacAndrews Holdings and Products Corporation (incorporated by reference to Exhibit 10.17 to the Products Corporation February 2003 Form 8-K).
10.20	Senior Unsecured Supplemental Line of Credit Agreement, dated as of February 5, 2003, between MacAndrews Holdings and Products Corporation (the "Senior Unsecured Supplemental Line of Credit Agreement") (incorporated by reference to Exhibit 10.18 of the Products Corporation February 2003 Form 8-K).
10.21	Amendment No. 1, dated as of July 30, 2003, to the Senior Unsecured Supplemental Line of Credit Agreement (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2003).
10.22	$125 Million Senior Unsecured Multiple-Draw Term Loan Agreement, dated as of January 28, 2004, between Products Corporation and MacAndrews Holdings (incorporated by reference to Exhibit 10.22 to the Products Corporation January 2004 Form 8-K).
10.23	Amendment No. 2, dated as of January 28, 2004, to the Senior Unsecured Supplemental Line of Credit Agreement (incorporated by reference to Exhibit 10.25 of the Revlon, Inc. 2003 Form 10-K).
10.24	Tax Sharing Agreement, dated as of March 17, 1993, between Revlon Worldwide Corporation and Mafco Holdings (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 of Revlon Worldwide Corporation filed with the Commission on April 2, 1993, File No. 33-60488 (the "Worldwide 1993 Form S-1")).
10.25	Amendment, dated December 18, 2002, to the Tax Sharing Agreement, dated as of March 17, 1993, between Revlon Worldwide Corporation and Mafco Holdings (incorporated by reference to Exhibit 10.20 to the REV Holdings 2002 Form 10-K).
10.26	Indemnity Agreement, dated March 25, 1993, between Revlon Worldwide Corporation and Holdings (incorporated by reference to Exhibit 10.32 to the Worldwide 1993 Form S-1).
10.27	Form of Registration Rights Agreement, dated March 5, 1996 (the "Registration Rights Agreement") (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1995 of Revlon Worldwide Corporation).
10.28	Keepwell Agreement between GSB Investments Corp. and REV Holdings, dated February 12, 2001 (incorporated by reference to Exhibit 10.21 to the REV Holdings 2000 Form 10-K).
*10.29	Keepwell Agreement between GSB Investments Corp. and REV Holdings, dated January 26, 2004.
10.30	First Amendment, dated as of July 31, 2001, to the Registration Rights Agreement (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001 of REV Holdings).
10.31	Amended Limited Liability Company Agreement of REV Holdings, dated March 21, 2003 (incorporated by reference to Exhibit 10.22 to the REV Holdings 2002 Form 10-K).
10.32	Amendment, dated as of March 24, 2004, to the Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and Mafco Holdings, as amended (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on March 26, 2004, File No. 1-11178 (the "Revlon, Inc. March 26 Form 8-K")).
10.33	Amendment, dated as of March 24, 2004, to the Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and Fidelity Management & Research Co., as amended (incorporated by reference to Exhibit 10.32 to the Revlon, Inc. March 26 Form 8-K).

10.34	Amendment, dated as of March 24, 2004, to the Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Mafco Holdings (incorporated by reference to Exhibit 10.33 to the Revlon, Inc. March 26 Form 8-K).
21.	Subsidiaries.
*21.1	Subsidiaries of REV Holdings.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by Barry F. Schwartz.
*31.1	Certification of Ronald O. Perelman, Chief Executive Officer, dated March xx, 2004 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Todd J. Slotkin, Chief Financial Officer, dated March xx, 2004 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Ronald O. Perelman, Chief Executive Officer, dated March xx, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
*32.2	Certification of Todd J. Slotkin, Chief Financial Officer, dated March xx, 2004, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)    Reports on Form 8-K.     None

REV HOLDINGS LLC AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

INDEPENDENT AUDITORS' REPORT

The Board of Managers and Member of
REV Holdings LLC:

We have audited the accompanying consolidated balance sheets of REV Holdings LLC and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, member's deficiency and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REV Holdings LLC and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

KPMG LLP

New York, New York
February 12, 2004,
Except as to Note 18, which is
as of March 26, 2004.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

ASSETS	December 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$56.5	$85.8
Trade receivables, less allowances of $19.4 and $24.0, respectively	182.5	212.3
Inventories	142.7	128.1
Prepaid expenses and other	34.0	41.9
Total current assets	415.7	468.1
Property, plant and equipment, net	132.1	133.4
Other assets	158.4	146.6
Goodwill, net	186.1	185.9
Total assets	$892.3	$934.0
LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities:
Short-term borrowings — third parties	$28.0	$25.0
Advances from affiliate	23.9	—
Accounts payable	97.4	92.9
Accrued expenses and other	329.2	383.2
Total current liabilities	478.5	501.1
Long-term debt — third parties	1,803.8	1,806.5
Long-term debt — affiliates	146.2	38.3
Other long-term liabilities	306.3	330.1
Member's deficiency:
Member's interest	—	—
Additional paid-in-capital	370.0	316.2
Accumulated deficit since June 24, 1992	(2,086.3)	(1,919.1)
Deferred compensation	(4.2)	(6.4)
Accumulated other comprehensive loss	(122.0)	(132.7)
Total member's deficiency	(1,842.5)	(1,742.0)
Total liabilities and member's deficiency	$892.3	$934.0

See Accompanying Notes to Consolidated Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,299.3	$1,119.4	$1,277.6
Cost of sales	501.1	503.7	544.2
Gross profit	798.2	615.7	733.4
Selling, general and administrative expenses	770.9	717.0	679.2
Restructuring costs and other, net	6.0	13.6	38.1
Operating income (loss)	21.3	(114.9)	16.1
Other expenses (income):
Interest expense	184.4	168.9	165.0
Interest income	(4.3)	(3.5)	(3.9)
Amortization of debt issuance costs	8.9	7.7	7.1
Foreign currency (gains) losses, net	(5.0)	1.4	2.2
Loss on sale of brand and facilities, net	—	1.0	14.4
Loss on early extinguishment of debt	3.5	—	3.6
Miscellaneous, net	0.5	1.2	3.2
Other expenses, net	188.0	176.7	191.6
Loss before income taxes	(166.7)	(291.6)	(175.5)
Provision for income taxes	0.5	0.4	9.3
Net loss	$(167.2)	$(292.0)	$(184.8)

See Accompanying Notes to Consolidated Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY AND COMPREHENSIVE LOSS
(dollars in millions)

	Additional Paid-in-Capital (Capital Deficiency)		Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss (a)	Total Member's Deficiency
Balance, January 1, 2001	$(391.8)		$(1,442.3)	$—	$(29.8)	$(1,863.9)
Net distribution from affiliate	(1.0	)(b)				(1.0)
Capital contribution from indirect parent	699.5					699.5
Issuance of restricted stock	8.7			(8.7)		—
Amortization of deferred compensation				0.6		0.6
Comprehensive loss:
Net loss			(184.8)			(184.8)
Adjustment for minimum pension liability					(42.5)	(42.5)
Revaluation of foreign currency forward exchange contracts					0.1	0.1
Currency translation adjustment					11.1 (c)	11.1
Total comprehensive loss						(216.1)
Balance, December 31, 2001	315.4		(1,627.1)	(8.1)	(61.1)	(1,380.9)
Amortization of deferred compensation				1.7		1.7
Net contribution from affiliate	0.8					0.8
Comprehensive loss:
Net loss			(292.0)			(292.0)
Adjustment for minimum pension liability					(67.5)	(67.5)
Revaluation of foreign currency forward exchange contracts					(0.1)	(0.1)
Currency translation adjustment					(4.0)	(4.0)
Total comprehensive loss						(363.6)
Balance, December 31, 2002	316.2		(1,919.1)	(6.4)	(132.7)	(1,742.0)
Net proceeds from Rights Offering	46.9					46.9
Reduction of liabilities assumed from indirect parent	6.9	(d)				6.9
Amortization of deferred compensation				2.2		2.2
Comprehensive loss:
Net loss			(167.2)			(167.2)
Adjustment for minimum pension liability					1.5	1.5
Revaluation of foreign currency forward exchange contracts					(1.4)	(1.4)
Currency translation adjustment					10.6	10.6
Total comprehensive loss						(156.5)
Balance, December 31, 2003	$370.0		$(2,086.3)	$(4.2)	$(122.0)	$(1,842.5)

(a)	Accumulated other comprehensive loss includes net unrealized losses on revaluations of foreign currency forward exchange contracts of $0.8, nil and nil as of December 31, 2003, 2002 and 2001, respectively, net realized losses (gains) of $0.6, nil and $(0.1) on foreign currency forward exchange contracts as of December 31, 2003, cumulative net translation losses of $8.5, $19.1 and $15.1 as of December 31, 2003, 2002 and 2001, respectively, and adjustments for the minimum pension liability of $112.1, $113.6 and $46.1 as of December 31, 2003, 2002 and 2001, respectively.
(b)	Represents net distributions in capital from the Charles of the Ritz business (See Note 14).
(c)	The change in the currency translation adjustment as of December 31, 2001 includes a reclassification adjustment of $7.1 for realized losses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil.
(d)	During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9, of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Revlon Consumer Products Corporation in connection with the transfer agreements related to Revlon Consumer Products Corporation's formation in 1992 (See Note 14).

See Accompanying Notes to Consolidated Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002	2001
Net loss	$(167.2)	$(292.0)	$(184.8)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	109.8	116.3	115.6
Amortization of debt discount	3.4	2.8	16.1
Loss on early extinguishment of debt	—	—	3.6
Gain on sale of marketable securities	—	—	(2.2)
Loss (gain) on sale of brand and certain assets, net	—	1.0	14.4
Change in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in trade receivables	40.2	(9.4)	5.9
(Increase) decrease in inventories	(5.7)	30.3	10.2
Decrease (increase) in prepaid expenses and other current assets	2.9	3.7	(2.1)
Increase in accounts payable	0.5	6.3	4.4
(Decrease) increase in accrued expenses and other current liabilities	(76.8)	98.3	(38.4)
Purchase of permanent displays	(72.9)	(66.2)	(44.0)
Other, net	(10.3)	(13.1)	10.3
Net cash used for operating activities	(176.1)	(122.0)	(91.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28.6)	(16.0)	(15.1)
Sale of marketable securities	—	1.8	—
Proceeds from the sale of brand and certain assets	5.3	—	102.3
Net cash (used for) provided by investing activities	(23.3)	(14.2)	87.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings — third parties	(1.6)	8.0	(11.3)
Proceeds from the issuance of long-term debt — third parties	233.1	175.6	698.5
Repayment of long-term debt — third parties	(239.3)	(73.0)	(636.0)
Proceeds from the issuance of long-term debt — affiliates	178.1	—	—
Repayment of long-term debt — affiliates	(62.6)	—	—
Net proceeds from the Rights Offering	46.9	—	—
Issuance of Series C preferred stock by Revlon, Inc.	50.0	—	—
Redemption of Series C preferred stock by Revlon, Inc.	(50.0)	—	—
Payment of financing costs	(3.5)	(0.3)	(25.9)
Net distribution from affiliate	—	—	(1.0)
Capital contribution from indirect parent	—	—	22.0
Advances under the Keepwell Agreement	9.7	9.7	4.5
Net cash provided by financing activities	160.8	120.0	50.8
Effect of exchange rate changes on cash and cash equivalents	9.3	(1.3)	—
Net (decrease) increase in cash and cash equivalents	(29.3)	(17.5)	47.0
Cash and cash equivalents at beginning of period	85.8	103.3	56.3
Cash and cash equivalents at end of period	$56.5	$85.8	$103.3
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$170.5	$164.9	$139.1
Income taxes, net of refunds	6.7	3.6	3.4
Supplemental schedule of noncash investing activities:
Noncash capital contributions from indirect parent to cancel the Senior Secured Discount Notes and pursuant to the tax sharing agreements	$—	$0.8	$677.5

See Accompanying Notes to Consolidated Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

1.    Significant Accounting Policies

Principles of Consolidation and Basis of Presentation:

REV Holdings LLC (together with its subsidiaries, "REV Holdings" or the "Company") is a Delaware limited liability company formed in December 2002 in connection with the conversion of its predecessor, REV Holdings Inc., a Delaware corporation formed in 1997, into a limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. On July 16, 2001, the Company sold the Colorama brand in Brazil. (See Note 3.) The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group.

REV Holdings has no business operations of its own, and, as of December 31, 2003, its only material assets were (a) 11,650,000 shares of Revlon, Inc. Class A common stock, par value $0.01 per share (the "Class A Common Stock"), (b) all of the outstanding 31,250,000 shares of Revlon, Inc. Class B common stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), (c) all of the outstanding 546 shares of Revlon, Inc. Series A Preferred Stock and (d) all of the outstanding 4,333 shares of Revlon, Inc. Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") (each of which was entitled to 100 votes and each of which was convertible into 100 shares of Class A Common Stock). The Common Stock holdings, representing as of December 31, 2003 approximately 62% of the outstanding shares of Common Stock of Revlon, Inc., together with the 14,590,347 outstanding shares of Class A Common Stock owned by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), the indirect parent of the Company and a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings and its affiliates, "MacAndrews & Forbes") by Ronald O. Perelman, represented as of December 31, 2003 approximately 83% of Revlon, Inc.'s outstanding shares of Common Stock (which together represented as of December 31, 2003 approximately 97% of the combined voting power of those outstanding shares). (See Note 18 for important developments.) Revlon, Inc. in turn, owns all of the capital stock of Products Corporation.

The REV Holdings membership interest is owned by its sole member, Revlon Holdings LLC ("Holdings"), whose membership interest in turn is owned indirectly by MacAndrews Holdings. REV Holdings' net (loss) income consists primarily of its equity in the net (loss) income of Revlon, Inc. and accretion of interest expense and amortization of debt issuance costs related to the REV Holdings Senior Secured Discount Notes due 2001 (the "Senior Secured Discount Notes") and the 12% Senior Secured Notes due 2004 (the "REV Holding Notes"). Through December 31, 2003, REV Holdings had no cash flows of its own other than proceeds from the issuance of the Senior Secured Discount Notes, capital contributions in 2001 from its indirect parent in connection with the repayment of a portion of the Senior Secured Discount Notes and advances under the Keepwell Agreement (as hereinafter defined) in 2003, 2002 and 2001.

The Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Further, the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

During 2003 and 2002, the Company recorded expenses of approximately $31 and approximately $104 (of which approximately $100 was recorded in the fourth quarter of 2002), respectively, related to various aspects of the stabilization and growth phase of the Company's plan, primarily stemming from higher sales returns and inventory writedowns from a selective reduction of SKUs, reduced distribution of the Ultima II brand, higher allowances stemming from selective price adjustments on certain products, higher professional expenses associated with the development of, research in relation to, the stabilization and growth phase of the Company's plan, and writedowns associated with reconfiguring existing wall displays at the Company's retail customers.

Recently Adopted Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145, among other things, rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Statement No. 4 required that gains and losses from extinguishment of debt be classified as extraordinary items, if material. Under Statement No. 145, extinguishment of debt should usually not be considered extraordinary under the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The Company adopted the provisions of Statement No. 145 effective December 31, 2002. The Company reclassified the extraordinary item for early extinguishment of debt of $3.6 incurred in the fourth quarter of 2001 to other expenses on the Company's consolidated statements of operations as it is no longer considered to meet the extraordinary item classification criteria in APB No. 30.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of a tangible long-lived asset is incurred. This statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company adopted the provisions of Statement No. 143 effective January 1, 2003 and it did not have a material effect on the Company's financial statements or disclosures.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (the "EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for the fair value of costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus became effective for the Company on January 1, 2003. The Company applied the provisions of Statement No. 146 to any exit activity that occurred in 2003. The adoption of Statement No. 146 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on the Company's financial statements or disclosures.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Should the Company elect to transition to fair value recognition of stock-based employee compensation, not all of the alternatives outlined in SFAS No. 148 will be available after December 31, 2002. The Company has included the disclosure requirements of SFAS No. 148 in its consolidated financial statements effective December 31, 2002 and has continued to apply the guidance prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

In December 2003, the FASB issued Statement No. 132 (R), "Employer's Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. The Company has included the disclosures required by SFAS No. 132 in its consolidated financial statements for the year ended December 31, 2003.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued by the FASB in May 2003. SFAS No. 150 provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. None of the Company's financial instruments was adversely affected by this statement.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities Summary," was issued by the FASB in April 2003. This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133. Statement No. 149 amends Statement No. 133 to reflect the decisions made as part of the Derivatives Implementation Group ("DIG") and in other FASB projects or deliberations. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has applied the pertinent DIG interpretations as they were issued and does not expect that SFAS No. 149 will have any material impact on the Company's financial statements or disclosures.

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Significant changes to this interpretation were proposed by FASB in October 2003, including delaying the effective date to the beginning of the first reporting period ending after December 15, 2003. The Company does not currently own an interest in any variable interest entities; and the Company adopted this statement and it did not have a material effect on its financial statements or disclosures.

Cash and Cash Equivalents:

Cash equivalents (primarily investments in time deposits, which have original maturities of three months or less) are carried at cost, which approximates fair value. Approximately $27.9 and $22.9 was restricted and supported short-term borrowings at December 31, 2003 and 2002, respectively. (See Note 8).

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

Included in other assets are net permanent wall displays amounting to approximately $98.6 and $85.2 as of December 31, 2003 and 2002, respectively, which are amortized over 3 to 5 years. Beginning in the first quarter of 2002, the Company decided to roll out new permanent wall displays, replacing existing permanent wall displays at an accelerated rate. As a result, the useful lives of those permanent wall displays to be replaced were shortened to their new estimated useful lives, resulting in accelerated amortization of approximately $11 during 2002. The cost of the new wall displays will be amortized over a 3-year life. The Company has included in other assets net costs related to the issuance of its debt instruments amounting to approximately $23.0 and $26.7 as of December 31, 2003 and 2002, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included in other assets trademarks, net, of $7.5 and $7.4 as of December 31, 2003 and 2002, respectively, and patents, net, of $3.9 and $4.7 as of December 31, 2003 and 2002, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 to 17 years. Amortization expense for patents and trademarks for 2003, 2002 and 2001 was $1.8, $2.0 and $1.5, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.9 annually through December 31, 2008.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally represent goodwill. In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at January 1, 2002. The Company has also evaluated the lives of all of its intangible assets. As a result of this evaluation, the Company has determined that none of its intangible assets, other than goodwill, have indefinite lives and that the existing useful lives are appropriate. The amounts outstanding for goodwill, net, were $186.1 and $185.9 at December 31, 2003 and December 31, 2002, respectively. Accumulated amortization aggregated $117.3 and $117.1 at December 31, 2003 and 2002, respectively. Goodwill represents excess purchase price over the fair value of assets acquired. Amortization of goodwill ceased on January 1, 2002 upon adoption of Statement 142. Excluding amortization expense related to goodwill of $7.7 recognized during 2001, net loss would have been $177.1. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over 40 years.

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which generally is on the date of shipment. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and to inventories. Returned products that are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations. Revenues derived from licensing arrangements are recognized in the period in which they become due and payable but not before the license term commences.

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

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2003 and 2002. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received.

Income Taxes:

Income taxes are calculated using the asset and liability method in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

From its formation through December 17, 2002, REV Holdings Inc., for federal income tax purposes, was included in the affiliated group of which Mafco Holdings was the common parent, and REV Holdings Inc.'s federal taxable income and loss was included in such group's consolidated tax return filed by Mafco Holdings. REV Holdings Inc. was also included in certain state and local returns of Mafco Holdings or its subsidiaries. REV Holdings, which was formed on December 18, 2002, is organized as a limited liability company and as such passes through its federal and certain state taxable income to its member, which is responsible for income taxes on such taxable income. The 1993 Tax Sharing Agreement (as hereinafter defined) provides, however, that REV Holdings will make tax sharing payments to Mafco Holdings as if it were a taxable corporation. For all periods presented, federal, state and local income taxes are provided as if REV Holdings filed its own corporate income tax returns (excluding Revlon, Inc. and subsidiaries) and as if Revlon, Inc. and its subsidiaries filed its own separate tax returns. Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into the Revlon Tax Sharing Agreement (as hereinafter defined), and REV Holdings and Mafco Holdings entered into the 1993 Tax Sharing Agreement and the Amended 1993 Tax Sharing Agreement, each of which is defined and described in Notes 11 and 14.

Pension and Other Post-retirement and Post-employment Benefits:

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

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2003, 2002 and 2001 were $25.4, $23.3 and $24.4, respectively.

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

Stock-Based Compensation:

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The

Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation, which is more fully described in Note 13 as required under the disclosure provisions of Statement No. 123:

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(167.2)	$(292.0)	$(184.8)
Add: Stock-based employee compensation included in reported net loss	2.2	1.7	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7.7)	(6.9)	(10.2)
Pro forma net loss	$(172.7)	$(297.2)	$(194.4)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Derivative Financial Instruments:

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of Other Comprehensive Income and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion (representing the extent that the change in fair value of the hedges does not completely offset the change in the anticipated net payments being hedged) is recognized in earnings as it occurs. If a derivative instrument designated as a hedge is terminated, the unrecognized fair value of the hedge previously recorded in accumulated other comprehensive income (loss) is recognized in earnings when the hedged transaction is recognized in earnings. If the transaction being hedged is terminated, the unrecognized fair value of the Company's related hedge instrument is recognized in earnings at that time. There was no cumulative effect on the Company's financial statements or disclosures recognized for adopting this accounting change.

The Company formally designates and documents each financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also formally assesses upon inception and quarterly thereafter whether the financial instruments used in hedging transactions are effective in offsetting changes in the fair value or cash flows of the hedged items.

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with counterparties that are major financial institutions, and, accordingly, the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2003 and 2002 was $8.3 and $10.8, respectively. The fair value of the foreign currency forward exchange contracts outstanding at December 31, 2003 and 2002 was $(0.8) and nil, respectively.

The amount of the hedges' ineffectiveness for the year ended December 31, 2003 recorded in the Consolidated Statements of Operations was not significant.

Advertising and Promotion:

Costs associated with advertising and promotion are expensed when incurred. Television advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $314.4, $281.2 and $272.9 for 2003, 2002 and 2001, respectively.

Products Corporation has various arrangements with its customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to Products Corporation. Additionally, from time to time Products Corporation may pay fees to customers in order to expand or maintain shelf space for its products. The costs that Products Corporation incurs for "cooperative" advertising programs, end cap replacement, shelf replacement costs and slotting fees are expensed as incurred and are netted against revenues on the Company's Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with distribution are expensed within SG&A when incurred. Distribution costs were $60.4, $56.5 and $65.9 for 2003, 2002 and 2001, respectively.

2.    Restructuring Costs and Other, Net

During 2003, the Company recorded a separate charge of $5.9, for employee severance and other personnel benefits for 421 employees in certain International operations, as to which 331 employees have been terminated as of December 31, 2003.

During 2003, 2002 and 2001, the Company recorded a charge of $0.1, $13.6 and $38.1 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and relocation and other costs related to the consolidation of the Company's worldwide operations. Included in the $38.1 charge for 2001 was an adjustment in the fourth quarter to previous estimates of approximately $6.6.

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. In connection with the 2000 restructuring program, termination benefits for 2,457 employees were included in the Company's restructuring charges, and all such employees that were to be terminated had been terminated as of December 31, 2003.

Details of the activity described above during 2003, 2002 and 2001 are as follows:

	Balance Beginning of Year	Expenses, Net	Utilized, Net		Balance End of Year
			Cash	Noncash
2003
Employee severance and other personnel benefits:
2000 plan	$7.0	$—	$(5.2)	$—	$1.8
2003 plan	—	5.9	(0.9)	—	5.0
	7.0	5.9	(6.1)	—	6.8
Relocation	—	0.1	(0.1)	—	—
Leases and equipment write-offs	3.9	—	(1.7)	—	2.2
Other obligations	0.9	—	—	(0.9)	—
	$11.8	$6.0	$(7.9)	$(0.9)	$9.0
2002
Employee severance and other personnel benefits	$15.1	$10.1	$(18.2)	$—	$7.0
Relocation	—	0.6	(0.6)	—	—
Leases and equipment write-offs	7.4	1.7	(4.9)	(0.3)	3.9
Other obligations	0.3	1.2	(0.6)	—	0.9
	$22.8	$13.6	$(24.3)	$(0.3)	$11.8
2001
Employee severance and other personnel benefits	$28.6	$27.5	$(41.0)	$—	$15.1
Relocation	—	3.8	(3.8)	—	—
Leases and equipment write-offs	5.9	5.6	(4.0)	(0.1)	7.4
Other obligations	1.5	1.2	(2.4)	—	0.3
	$36.0	$38.1	$(51.2)	$(0.1)	$22.8

As of December 31, 2003, 2002 and 2001, the unpaid balance of the restructuring costs for reserves are included in accrued expenses and other and other long-term liabilities in the Company's Consolidated Balance Sheets. The remaining balance at December 31, 2003 for employee severance and other personnel benefits is $6.8, of which $5.7 is expected to be paid by the end of 2004 and the remaining lease and equipment obligations of $2.2 are expected to be paid by the end of 2008.

3.    Dispositions

Described below are the principal sales of certain brands and facilities entered into by Products Corporation during 2003, 2002 and 2001:

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

In July 2001, Products Corporation completed the disposition of its Colorama brand of cosmetics and hair care products, as well as Products Corporation's manufacturing facility located in São Paulo, Brazil, for approximately $57. Products Corporation used $22 of the net proceeds, after transaction costs and retained liabilities, to permanently reduce commitments under the 1997 Credit Agreement. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $6.7.

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

In October 2002, Products Corporation and its principal third party manufacturer for Europe and certain other international markets terminated the long-term supply agreement they had entered into in connection with Products Corporation's disposition of its Maesteg facility in July 2001, and they entered into a new, more flexible agreement. This new agreement has significantly reduced volume commitments, and, among other things, Products Corporation agreed to loan such supplier approximately $2.0 and the supplier can earn performance-based payments of approximately $6.3 over a 4-year period, contingent upon the supplier achieving specific production service level objectives. During 2003 and 2002, the Company accrued $1.8 and $1.6, respectively, for such payments (which payments have been made). As part of terminating the long-term supply agreement the supplier released Products Corporation from its minimum purchase commitments under the old supply agreement, which were approximately $145.5 over the 8-year term of such agreement. In exchange, Products Corporation waived approximately $10.0 of deferred purchase price which otherwise would have been payable by the supplier to Products Corporation in onnection with the July 2001 sale of the Maesteg facility (a portion of which was contingent on future events). Such deferred purchase price, absent such waiver, would have been payable by the supplier to Products Corporation over a 6-year period.

In December 2003, the Company sold a facility located in Canada for approximately $5.2 and leased it back through the end of 2006. In connection with such disposition, the Company will recognize a pre-tax and after-tax net gain of approximately $1.7 ratably over the remaining 3-year lease term.

4.     Inventories

	December 31,
	2003	2002
Raw materials and supplies	$48.3	$36.7
Work-in-process	11.6	11.1
Finished goods	82.8	80.3
	$142.7	$128.1

In the fourth quarter of 2002, the Company recorded a charge of $17.7 to write-down inventories related to the implementation of the stabilization and growth phase of its plan and reduced distribution of its Ultima II brand.

5.     Prepaid Expenses and Other

	December 31,
	2003	2002
Prepaid expenses	$22.9	$21.1
Asset held for sale	—	3.4
Other	11.1	17.4
	$34.0	$41.9

The asset held for sale at December 31, 2002 represents a building in Mississauga, Canada, which Products Corporation decided to sell in 2001 as a result of the closing of its manufacturing facility in Canada. Such building was sold in December 2003 for approximately $5.2 (See Note 3).

6.    Property, Plant and Equipment, Net

	December 31,
	2003	2002
Land and improvements	$2.2	$2.2
Buildings and improvements	82.8	80.5
Machinery and equipment and capitalized leases	135.1	124.1
Office furniture and fixtures and capitalized software	109.5	99.9
Leasehold improvements	12.5	18.1
Construction-in-progress	10.5	13.6
	352.6	338.4
Accumulated depreciation	(220.5)	(205.0)
	$132.1	$133.4

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $33.7, $34.5 and $36.8, respectively. The Company has evaluated its management information systems and determined, among other things, to upgrade its systems. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. The additional amortization recorded in 2003 and 2002 was $4.6 and $4.0, respectively.

7.    Accrued Expenses and Other

	December 31,
	2003	2002
Sales returns and allowances	$103.4	$174.1
Advertising and promotional costs	52.3	59.2
Compensation and related benefits	65.7	54.5
Interest	44.7	43.6
Taxes, other than federal income taxes	9.3	7.8
Restructuring costs	6.4	8.3
Other	47.4	35.7
	$329.2	$383.2

8.     Short-term Borrowings

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the Credit Agreement (as hereinafter defined)) aggregating $28.0 and $25.0 at December 31, 2003 and 2002, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 2003 and 2002 ranged from 3.0% to 7.3% and from 2.5% to 6.5%, respectively, excluding Latin American countries in which Products Corporation had outstanding borrowings of approximately $0.2 and $1.7 at December

31, 2003 and 2002, respectively. Compensating balances at December 31, 2003 and 2002 were approximately $27.9 and $22.9, respectively. Interest rates on compensating balances at December 31, 2003 and 2002 ranged from 0.6% to 5.6% and 1.5% to 5.6%, respectively.

9.     Long-term Debt

	December 31,
	2003	2002
Credit facilities (a)	$217.3	$223.1
8 1/8% Senior Notes due 2006 (b)	249.8	249.7
9% Senior Notes due 2006 (c)	250.0	250.0
8 5/8% Senior Subordinated Notes due 2008 (d)	649.9	649.9
12% Senior Secured Notes due 2005 (e)	356.3	353.3
12% Senior Secured Notes due 2004 (f)	80.5	80.5
12% Senior Unsecured Multiple Draw Term Loan due 2005 (g)	106.6	—
8% MacAndrews & Forbes Line of Credit due 2005 (g)	15.5	—
Advances from affiliates and under the Keepwell Agreement (g)	24.1	38.3
	1,950.0	1,844.8
Less current portion	—	—
	$1,950.0	$1,844.8

(a) On November 30, 2001, Products Corporation entered into the Second Amended and Restated Credit Agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (the "1997 Credit Agreement" and, together with the 2001 Credit Agreement, the "Credit Agreement"). On November 26, 2001, prior to closing on the 2001 Credit Agreement, Products Corporation issued and sold in a private placement $363 in aggregate principal amount of 12% Senior Secured Notes due 2005 (the "Original 12% Notes"), receiving gross proceeds of $350.5 (see footnote (e) below) (the issuance of the Original 12% Notes and the 2001 Credit Agreement are referred to herein as the "2001 Debt Reduction Transactions"). Products Corporation used the proceeds from the Original 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Debt Reduction Transactions, and the balance was available for general corporate purposes. On June 21, 2002, the Original 12% Notes were exchanged for new 12% Senior Secured Notes due 2005 which have substantially identical terms as the Original 12% Notes (the "12% Senior Secured Notes"), except that the 12% Senior Secured Notes are registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (as amended, the "Securities Act") and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Senior Secured Notes. (See Notes 9 and 18 for discussion of recent amendments to the Credit Agreement.)

The 2001 Credit Agreement, as of December 31, 2003, provided up to $247.5 and consisted of a $115.4 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0, $22.3 of which was issued but undrawn at December 31, 2003 and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 2003 and 2002, Products Corporation had $115.4 and $116.6, respectively, outstanding under the Term Loan Facility, and $124.2 ($22.3 of which was issued but undrawn letters of credit) and $131.8 ($25.3 of which was issued but undrawn letters of credit), respectively, outstanding under the Multi-Currency Facility.

The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 2003 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 4.25%; or (B) the Eurodollar Rate plus 5.25% (provided that as a result of the amendment to the Credit Agreement in January 2004 (the "January 2004 Bank Amendment") such rate was, as of the effective date of the January 2004 Bank Amendment, either (A) the Alternate Base Rate plus 4.50%; or (B) the Eurodollar Rate plus 5.50%). Loans in foreign currencies bore interest as of December 31, 2003 in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate and otherwise at the Eurocurrency Rate, in each case plus 5.25% (provided that as a result of the January 2004 Bank Amendment to the Credit Agreement such rate was 5.50%). Products Corporation pays to those lenders having multi-currency commitments a commitment fee of 0.75% of the average daily unused portion of the Multi-Currency Facility, which fee is payable quarterly in arrears. Under the Multi-Currency Facility, Products Corporation pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender), (ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans, (iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (c) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit (which fee is a portion of the Applicable Margin). Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the 2001 Credit Agreement. Prior to the termination date of the Credit Facilities, on each November 30 (commencing November 30, 2002) Products Corporation shall repay $1.25 in aggregate principal amount of the Term Loan Facility. Products Corporation made its applicable installment payment in November 2002 and November 2003, respectively. In addition, prior to its termination, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Products Corporation or any of its subsidiaries (and in excess of an additional $15.0 in the aggregate during the term with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, and (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt. The 2001 Credit Agreement will terminate on May 30, 2005. The weighted average interest rates on the Term Loan Facility and the Multi-Currency Facility were 8.25% and 8.26% at December 31, 2003, respectively, 7.75% and 7.81% at December 31, 2002, respectively, and 7.75% and 8.49% at December 31, 2001, respectively. (See Note 18 for important developments concerning the Credit Agreement subsequent to the January 2004 Bank Amendment.)

The Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, on a first-priority basis (and therefore entitled to payment out of the proceeds on any sale of the following collateral before the 12% Senior Secured Notes, which are secured on a second-priority basis), subject to certain limited exceptions, primarily by (i) a mortgage on Products Corporation's facility in Oxford, North Carolina; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries; (iii) domestic intellectual property and certain other domestic intangibles of Products Corporation and its domestic subsidiaries; (iv) domestic inventory, accounts receivable, equipment and certain investment property of Products Corporation and its domestic subsidiaries; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and property referred to above may be shared from time to time, subject to certain limitations, on a first-priority basis, with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations and working capital lines, and on a second-priority basis with Products Corporation's obligations under the 12% Senior Secured Notes.

The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock, in connection with the delivery of such common stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan"), (iii) creating liens or other encumbrances on Products Corporation's or its domestic subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its domestic subsidiaries' assets except in the ordinary course of business, all subject to certain limited exceptions, including among others, permitting Products Corporation to create liens to secure Products Corporations' obligations under the 12% Senior Secured Notes, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms'-length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain specified cumulative EBITDA levels and limiting the leverage ratio of Products Corporation, which financial covenants, among the other amendments referred to in this Note 9 and Note 18, the bank lenders under the Credit Agreement waived for the four quarters ended December 31, 2002 in an amendment to the Credit Agreement in February 2003 (the "2003 Bank Amendment") and December 31, 2003 (and thereafter eliminated), eliminated for the four fiscal quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 and waived until January 31, 2005 for the four quarters ending December 31, 2004 in connection with the January 2004 Bank Amendment. In addition, the 2003 Bank Amendment increased the maximum limit on capital expenditures (as defined in the Credit Agreement) to $115 for 2003 and includes a minimum liquidity covenant requiring Products Corporation to maintain a minimum of $20 in liquidity from all available sources at all times, which liquidity covenant was extended through the maturity of the Credit Agreement in connection with the January 2004 Bank Amendment.

In connection with the 2003 M&F Investments described below, and as a result of Products Corporation's operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, Products Corporation entered into the 2003 Bank Amendment with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and secured waivers of compliance with these covenants for the four quarters ended December 31, 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect the ability of Products Corporation to comply with these covenants during 2003, as part of the 2003 Bank Amendment, the Company also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the four quarters ended December 31, 2003 expiring on January 31, 2004.

The 2003 Bank Amendment to the Credit Agreement also included the substitution of a covenant requiring the Company to maintain a minimum of $20 of liquidity from specified sources at all times through January 31, 2004 and certain other amendments to allow for the 2003 M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the 2003 Mafco Loans and to exclude the proceeds from the 2003 M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to $115 for 2003. The 2003 Bank Amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, was $1.1 from February 5, 2003 through the end of 2003.

EBITDA (as defined in the Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.1:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and, on January 28, 2004, secured the January 2004 Bank Amendment, which includes waivers of compliance with these covenants for the four quarters ended December 31, 2003, and, in light of the Company's expectation that the continued implementation of the Company's plan would affect the ability of Products Corporation to comply with these covenants during 2004, the Company also secured as part of the January 2004 Bank Amendment an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005. The January 2004 Bank Amendment to the Credit Agreement included certain other amendments to allow for the continued implementation of, and refinement to, the Company's plan, including, among other things: (i) providing exceptions from the limitations under the indebtedness covenant to permit the 2004 Mafco $125 million term loan (as hereinafter defined), (ii) permitting Products Corporation to borrow up to an additional $50 in working capital loans from MacAndrews Holdings or its affiliates, if necessary, (iii) extending the maturity of the Mafco $65 million line of credit (as hereinafter defined) until June 30, 2005 and providing that as a condition to Products Corporation borrowing under such line from and after the effective date of the January 2004 Bank Amendment that at least $100 shall have been borrowed under the 2004 Mafco $125 million term loan (as hereinafter defined), (iv) continuing the $20 million minimum liquidity covenant, (v) increasing the applicable margin on loans under the Credit Agreement by 0.25%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn (before giving effect to the Credit Agreement amendment secured by Products Corporation in February 2004 discussed in Note 18), would be approximately $0.5 from February 1, 2004 through the end of 2004, and (vi) permitting Revlon, Inc. to guarantee certain classes of Products Corporation's public indebtedness, if necessary, to permit the Revlon Exchange Offers (as hereinafter defined).

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

See Note 18 concerning subsequent events relating to the Credit Agreement.

(b) The 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Senior Notes (the "8 1/8% Senior Notes Indenture")) of Products Corporation, including the 12% Senior Secured Notes, 9% Senior Notes (as hereinafter defined)

and the indebtedness under the Credit Agreement, the 2003 Mafco Loans and the 2004 Mafco $125 million term loan, and are senior to the 8 5/8% Senior Subordinated Notes (as hereinafter defined) and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

The 8 1/8% Senior Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2002 at the redemption prices set forth in the 8 1/8% Senior Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption.

Upon a Change of Control (as defined in the 8 1/8% Senior Notes Indenture), Products Corporation will have the option to redeem the 8 1/8% Senior Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the Applicable Premium (as defined in the 8 1/8% Senior Notes Indenture) and, subject to certain conditions, each holder of the 8 1/8% Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 1/8% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 8 1/8% Senior Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 8 1/8% Senior Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

(c) The 9% Senior Notes due 2006 (the "9% Senior Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Senior Notes (the "9% Senior Notes Indenture")) of Products Corporation, including the 12% Senior Secured Notes, 8 1/8% Senior Notes and the indebtedness under the Credit Agreement, the 2003 Mafco Loans and the 2004 Mafco $125 million term loan, and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9% Senior Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

The 9% Senior Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after November 1, 2002 at the redemption prices set forth in the 9% Senior Notes Indenture plus accrued and unpaid interest, if any, to the date of redemption.

Upon a Change of Control (as defined in the 9% Senior Notes Indenture), Products Corporation will have the option to redeem the 9% Senior Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the Applicable Premium (as defined in the 9% Senior Notes Indenture) and, subject to certain conditions, each holder of the 9% Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 9% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 9% Senior Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 9% Senior Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

(d) The 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes") are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Senior Subordinated Notes (the "8 5/8% Senior Subordinated Notes Indenture")) of Products Corporation, including the 12% Senior Secured Notes, 9% Senior Notes, the 8 1/8% Senior Notes and the indebtedness under the Credit Agreement, the 2003 Mafco Loans, and the 2004 Mafco $125 million term loan, (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Senior Subordinated Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

The 8 5/8% Senior Subordinated Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Senior Subordinated Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption.

Upon a Change of Control (as defined in the 8 5/8% Senior Subordinated Notes Indenture), Products Corporation will have the option to redeem the 8 5/8% Senior Subordinated Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the Applicable Premium (as defined in the 8 5/8% Senior Subordinated Notes Indenture) and, subject to certain conditions, each holder of the 8 5/8% Senior Subordinated Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 5/8% Senior Subordinated Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 8 5/8% Senior Subordinated Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets and (viii) the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Senior Subordinated Notes. The 8 5/8% Senior Subordinated Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

(e) On November 26, 2001, prior to closing on the 2001 Credit Agreement, Products Corporation issued and sold $363.0 in aggregate principal amount of Original 12% Notes in a private placement receiving gross proceeds of $350.5. The effective interest rate on the 12% Senior Secured Notes is 13.125%. Products Corporation used the proceeds from the Original 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under the 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Debt Reduction Transactions, and the balance was available for general corporate purposes. On June 21, 2002, the Original 12% Notes were exchanged for the new 12% Senior Secured Notes, which have substantially identical terms as the Original 12% Notes, except that the 12% Senior Secured Notes are registered with the Commission under the Securities Act and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Senior Secured Notes.

The 12% Senior Secured Notes were issued pursuant to an Indenture, dated as of November 26, 2001 (the "12% Notes Indenture"), among Products Corporation, the guarantors party thereto, including Revlon, Inc. as parent guarantor, and Wilmington Trust Company, as trustee. The 12% Senior Secured Notes are supported by guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation's domestic subsidiaries. The obligations of Products Corporation under the 12% Senior Secured Notes and the obligations under the aforementioned guarantees are secured, on a second-priority basis, subject to certain limited exceptions, primarily by (i) a mortgage on Products Corporation's facility in Oxford, North Carolina; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries; (iii) domestic intellectual property and certain other domestic intangibles of Products Corporation and its domestic subsidiaries; and (iv) domestic inventory, accounts receivable, equipment and certain investment property of Products Corporation and its domestic subsidiaries. Such liens are subject to certain limitations, which, among other things, limit the ability of holders of second-priority liens from exercising any remedies against the collateral while the Credit Agreement or any other first-priority lien remains in effect.

The 12% Senior Secured Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the 12% Senior Secured Notes Indenture) including the 8 1/8% Senior Notes, the 9% Senior Notes and the indebtedness under the Credit Agreement, the 2003 Mafco Loans, and the 2004 Mafco $125 million term loan, and are senior to the 8 5/8% Senior Subordinated Notes and all future subordinated indebtedness of Products Corporation. The 12% Senior Secured Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. The 12% Senior Secured Notes mature on December 1, 2005. Interest is payable on June 1 and December 1, beginning June 1, 2002.

The 12% Senior Secured Notes may be redeemed at the option of Products Corporation in whole or in part at any time at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus the Applicable Premium (as defined in the 12% Senior Secured Notes Indenture).

Upon a Change of Control (as defined in the 12% Senior Secured Notes Indenture), subject to certain conditions, each holder of the 12% Senior Secured Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 12% Senior Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 12% Senior Secured Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 12% Senior Secured Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

The 12% Senior Secured Notes Indenture, 8 1/8% Senior Notes Indenture, the 8 5/8% Senior Subordinated Notes Indenture and the 9% Senior Notes Indenture contain customary events of default for debt instruments of such type.

The 8 1/8% Senior Notes Indenture, the 9% Senior Notes Indenture, the 8 5/8% Senior Subordinated Notes Indenture and the 12% Senior Secured Notes Indenture each include a cross-acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture), and in the case of the 12% Senior Secured Notes Indenture, Revlon, Inc., is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 and such default continues for 10 days after notice from the trustee under each such indenture. If any such event of default occurs, the trustee under each such indenture or the holders of at least 25% in principal amount of the outstanding notes under each such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under each such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under each such indenture.

(f) On February 12, 2001, REV Holdings issued $80.5 principal amount of 12% Senior Secured Notes due 2004 (the "REV Holdings Notes"), which were issued in exchange for a like principal amount of the Senior Secured Discount Notes. The REV Holdings Notes bore interest at 12% per year, payable semi-annually, and matured on February 1, 2004. At December 31, 2003, 4.2 million shares of Class A Common Stock owned by REV Holdings were pledged to secure the REV Holdings Notes. On October 17, 2003, REV Holdings filed a registration statement on Form S-4 with the Commission with respect to an offer to exchange (the "REV Holdings Exchange Offer") the REV Holdings Notes for 13% Senior Secured Notes due 2007 (the "New REV Holdings Notes"). The REV Holdings Exchange Offer was consummated on January 21, 2004. In connection therewith, REV Holdings issued $18.5 principal amount of New REV Holdings Notes in exchange for a like principal amount of REV Holdings Notes. In addition, at maturity on February 1, 2004, the Company's parent contributed $7.9 principal amount of REV Holdings Notes it held and $54.1 of cash to retire the remaining outstanding REV Holdings Notes. Accordingly, the REV Holdings Notes have been classified as a long-term liability in the audited consolidated balance sheet at December 31, 2003.

The New REV Holdings Notes, which bear interest semi-annually and mature on February 1, 2007, are secured by a pledge of 104 shares of Class A Common Stock of Revlon, Inc. per $1,000 principal amount of New REV Holdings Notes and all dividends, cash instruments and property and proceeds from time to time received in respect of the foregoing shares (collectively, the "Collateral"). In addition, the indenture governing the New REV Holdings Notes (the "New Indenture") contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by REV Holdings, (ii) the creation of additional liens on the Collateral (other than the lien created by the New Indenture), (iii) the payment of dividends on capital stock of REV Holdings and the redemption of capital stock of REV Holdings or any of its direct or indirect parents, (iv) the sale of assets and subsidiary stock (including by way of consolidations, mergers and similar transactions), and (v) transactions with affiliates. All of these limitations and prohibitions, however, are subject to a number of qualifications, which are set forth in the Indenture.

In connection with the REV Holdings Exchange Offer, GSB Investments Corp., an affiliate of the Company, entered into an agreement with REV Holdings (the "New Keepwell Agreement"), pursuant to which GSB Investments Corp. has agreed to provide REV Holdings with funds equal to any interest payment due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payment on the applicable due date. REV Holdings currently anticipates that it will be dependent upon advances under the New Keepwell Agreement to pay interest when due under the New REV Holdings Notes.

The New Indenture contains customary events of default for debt instruments of such type. The New Indenture includes a cross-acceleration provision, which provides that it shall be an event of default under the New Indenture if any debt of REV Holdings or any of its significant subsidiaries (as defined in the New Indenture), is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 and such default continues for 10 days after notice from the trustee under the Indenture. If any such event of default occurs, the trustee under the New Indenture or the holders of at least 25% in principal amount of the outstanding New REV Holdings Notes may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the New REV Holdings Notes may, by notice to the trustee, waive any such default or event of default and its consequences under the New Indenture.

GSB Investments Corp. has advised REV Holdings that, it expects either to have cash flow from dividends on its investments or to obtain capital contributions from its affiliates that, in the aggregate, will be sufficient to satisfy its obligations under the New Keepwell Agreement. There can be no assurance, however, that GSB Investments Corp. (a) will have such cash flow, because, among other things, a portion of its investments are pledged and its investees are under no obligation to pay dividends, or (b) could obtain any such contribution or loan because, among other things, its affiliates are under no obligation to provide them to GSB Investments Corp.

The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. In 2003 and February 2004, GSB Investments Corp. made non-interest bearing advances of $9.7 and $4.5, respectively, to REV Holdings under the Keepwell Agreement, which were used to make the interest payments on the REV Holdings Notes. The obligation under the Keepwell Agreement of $28.4 at maturity on February 1, 2004 of the REV Holdings Notes remains outstanding.

REV Holdings, as a holding company, will be dependent on advances from affiliates to pay its expenses and will also be dependent upon advances under the New Keepwell Agreement to pay interest when due on the New REV Holdings Notes. The Company anticipates that it will be required to adopt one or more alternatives to pay the principal amount at maturity of the New REV Holdings Notes, such as refinancing its indebtedness, repaying its indebtedness with the proceeds from the sale of assets or operations of Revlon, Inc., selling its equity securities or equity securities of Revlon, Inc. or seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that any of the foregoing actions would enable the Company to pay the principal amount at maturity of the New REV Holdings Notes or that any of such actions would be permitted by the terms of the New Indenture or any other debt instrument of the Company and the Company's subsidiaries then in effect, because, among other reasons, market conditions may be unfavorable for an equity or debt offering or the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital. None of the Company's affiliates, including MacAndrews & Forbes, is required to make any capital contribution, loan or other payment to REV Holdings with respect to principal or interest on the New REV Holdings Notes (other than as provided in the New Keepwell Agreement).

(g) During 2003, MacAndrews Holdings made available a $100 million term loan to Products Corporation (the "Mafco $100 million term loan"). The Mafco $100 million term loan had a final maturity date of December 1, 2005 and interest on such loan of 12.0% was not payable in cash, but accrued and was added to the principal amount each quarter and was to be paid in full at final maturity. At December 31, 2003, the Company had $106.6 outstanding under the Mafco $100 million term loan (including accrued interest of $6.6). (See Note 18 for important information concerning the Mafco $100 million term loan.)

Additionally, MacAndrews Holdings also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "Mafco $65 million line of credit") (the Mafco $100 million term loan and the Mafco $65 million line of credit, each as amended, are referred to as the "2003 Mafco Loans," and Revlon, Inc.'s Rights Offering (as hereinafter defined) and the 2003 Mafco Loans are referred to as the "2003 M&F Investments") and which was originally to be available to Products Corporation through December 31, 2004, provided that the Mafco $100 million term loan remained fully drawn and Revlon, Inc. had consummated the Rights Offering. The Mafco $65 million line of credit bears interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under the Credit Agreement (which rate was 8.00% as of December 31, 2003 and 8.25% after the January 2004 Bank Amendment). However, in connection with the January 2004 Bank Amendment, Products Corporation and MacAndrews Holdings agreed to extend the maturity of the Mafco $65 million line of credit to June 30, 2005 and to subject the availability of funds under such line of credit to the condition that an aggregate principal amount of $100 be drawn under the 2004 Mafco $125 million term loan. At December 31, 2003, the Company had $15.5 outstanding under the Mafco $65 million line of credit.

In December 2003, Revlon, Inc. announced that its Board of Directors approved two loans from MacAndrews Holdings to provide up to $100 million (the "2004 M&F Loan") and an additional $25 million (the "$25 million M&F Loan"), if needed, to help fund its continued implementation and refinement of the Company's plan. Revlon, Inc. also announced in December 2003 that Revlon, Inc.'s Board of Directors had authorized management to begin exploring various alternatives to strengthen its balance sheet and increase equity. (See Note 18 for important information concerning recent events relating to this exploration.) The 2004 M&F Loan and $25 million M&F Loan were consolidated into one term loan agreement (the "2004 Mafco $125 million term loan"). The 2004 Mafco $125 million term loan is a senior unsecured term loan at an interest rate of 12% per annum on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes earlier in 2003, including that interest on such loans is not payable in cash, but accrues and is added to the principal amount each quarter and will be paid in full at final maturity on December 1, 2005, provided that the final $25 of such loan may be repaid at the option of the Company prior to December 1, 2005. (See Note 18 for important information concerning the 2004 Mafco $125 million term loan.)

During 1992, Holdings made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Holdings to Products Corporation. At December 31, 2003, the remaining balance of $24.1 was evidenced by noninterest-bearing promissory notes payable to Holdings that were subordinated to Products Corporation's obligations under the Credit Agreement. (See Note 18 for important information concerning the promissory notes.)

At December 31, 2003 and 2002, the balance outstanding under the Keepwell Agreement was $23.9 and $14.2, respectively. The Keepwell Agreement remains outstanding.

The aggregate amounts of long-term debt maturities (at December 31, 2003), in the years 2004 through 2008 are $62.0, $719.8, $499.8, $18.5 and $649.9, respectively. In connection with the REV Holdings Exchange Offer, the Company's parent contributed $7.9 principal amount of REV Holdings Notes it held and $54.1 of cash to retire the remaining outstanding REV Holdings Notes. Therefore, the Company will not have to fund $62.0 of debt obligations maturing in 2004.

The Company expects that, after taking account of the consummation of the Revlon Exchange Offers on March 25, 2004, operating revenues, cash on hand, and funds available for borrowing under the Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit and advances under the New Keepwell Agreement will be sufficient to enable the Company to cover its operating expenses for 2004, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the debt service requirements of the Company and its subsidiaries and interest on the New REV Holdings Notes. The U.S. mass-market color cosmetics category during 2003 was softer than expected. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan, including for brand support. To help fund the costs and expenses of the continued implementation of the Company's plan, in July 2003, MacAndrews Holdings agreed to make available to Products Corporation in 2003 the full $65 under the Mafco $65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. Additionally, MacAndrews & Forbes has provided Products Corporation with the 2004 Mafco $125 million term loan, which is on terms that are substantially the same as the Mafco $100 million term loan. As of February 9, 2004, Products Corporation had borrowed $244.6 (including $19.8 of issued but undrawn letters of credit) under the 2001 Credit Agreement, all of the Mafco $100 million term loan, $26.0 of the Mafco $65 million line of credit and $12.4 of the 2004 Mafco $125 million term loan. (See Note 18 for important information concerning amounts outstanding under these agreements as of March 25, 2004.) The Mafco $65 million line of credit and the 2004 Mafco $125 million term loan are intended to continue to help fund the continued implementation of, and refinement to, the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they become due in 2004. However, there can be no assurance that such funds will be sufficient to meet Revlon, Inc.'s cash requirements on a consolidated basis. If Revlon, Inc.'s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from Revlon, Inc.'s competitors or Revlon, Inc.'s marketing plans are not as successful as anticipated, or if Revlon, Inc.'s expenses associated with the continued implementation of, and refinement to, Revlon, Inc.'s plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the continued implementation of, and refinement to, the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect its ability to achieve certain financial covenants under the Credit Agreement, and in such event, the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring its or its subsidiaries' indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. or selling its equity securities or reducing other discretionary spending. (See Note 18 for important information concerning changes in borrowing capacity as a result of certain agreements executed in connection with the Revlon Exchange Offers.)

Products Corporation's EBITDA, as defined in the Credit Agreement, was approximately $144.4 for the four quarters ended December 31, 2003. As a result, Products Corporation would not have been in compliance with the EBITDA and leverage ratio covenants, had they been in effect at that time. Products Corporation expects that it will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2005 because Products Corporation does not expect that its operating results, including after giving effect to various actions under the Company's plan, will allow it to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2004. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement was $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004 and thereafter eliminated) and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter (which covenant was eliminated for the four consecutive fiscal quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 and waived through January 31, 2005 for the four consecutive fiscal quarters ending December 31, 2004). The leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was eliminated for the four quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 and waived through January 31, 2005 for the four fiscal quarters ending December 31, 2004). In addition, after giving effect to the January 2004 Bank Amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While Products Corporation expects that its bank lenders will consent to such amendment or waiver, there can be no assurance that they will or that they will do so on terms that are favorable to Products Corporation. If Products Corporation is unable to obtain such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties. In the event that Products Corporation were unable to obtain such a waiver or amendment or refinance or repay the Credit Agreement, its inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2004 would constitute an event of default under Products Corporation's Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing Products Corporation's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture. Further, the lenders under Products Corporation's Credit Agreement could proceed against the collateral securing that indebtedness. If these lenders were to foreclose upon this collateral, which includes the capital stock of Products Corporation, the value of Revlon, Inc.'s Common Stock would be substantially diminished or eliminated.

There can be no assurance that the Company would be able to take any of the actions referred to in the preceding two paragraphs because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, Products Corporation's inability to reach agreement with its bank lenders on refinancing terms that are acceptable to the Company before the waiver of Products Corporation's financial covenants expires on January 31, 2005, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution. The terms of the Credit Agreement, the 2003 Mafco Loans, the 2004 Mafco $125 million term loan, the 12% Senior Secured Notes, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended Stock Plan.

10.     Financial Instruments

The fair value of the Company's long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt (excluding amounts due to affiliates of $24.1 and $38.3 at December 31, 2003 and 2002, respectively, and $80.5 under the REV Holdings Notes in 2002) at December 31, 2003 and 2002, respectively, was approximately $518.2 and $513.9 less than the carrying values of $1,845.4 and $1,726.0, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $22.3 and $25.3 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2003 and 2002, respectively. Included in these amounts is $10.5, as of both dates, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11.     Income Taxes

In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Revlon Tax Sharing Agreement"), pursuant to which for so long as Revlon, Inc. and Products Corporation remained part of the affiliated group for U.S. tax purposes of which Mafco Holdings is the common parent (the "Mafco Group"), Mafco Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the Mafco Group (other than Revlon, Inc. and Products Corporation or its subsidiaries) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Further, for all such taxable periods, Products Corporation was required to pay Revlon, Inc., which in turn was required to pay to Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period and attributable to Revlon, Inc. or its subsidiaries), except that (a) Revlon, Inc. was not entitled to carry back any losses to taxable periods prior to January 1, 1992 and (b) Revlon, Inc. need not make any payment if and to the extent that the Credit Agreement would prohibit Products Corporation from making the corresponding tax sharing payment to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payment other than in respect of state or local income taxes. (See Note 18 for important information concerning a deconsolidation event.)

In March 1993, REV Holdings and Mafco Holdings entered into a tax sharing agreement (as amended, the "1993 Tax Sharing Agreement" and, together with the Revlon Tax Sharing Agreement, the "Tax Sharing Agreements"), pursuant to which, for all taxable periods beginning on or after January 1,

1993, REV Holdings will pay to Mafco Holdings amounts equal to the taxes that REV Holdings would otherwise have to pay if it were to file separate federal, state and local income tax returns for itself, excluding Revlon, Inc. and its subsidiaries (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the tax liability relating to any such period which is attributable to REV Holdings). In connection with the conversion of REV Holdings Inc. from a Delaware corporation into a Delaware limited liability company in December 2002, the 1993 Tax Sharing Agreement was amended to provide that REV Holdings will make tax sharing payments to Mafco Holdings as if it were a taxable corporation.

Since the payments that were to be made by Revlon, Inc. under the Revlon Tax Sharing Agreement were to be determined by the amount of taxes that Revlon, Inc. would otherwise have to pay if they were to file separate federal, state or local corporate income tax returns and the payments to be made by REV Holdings under the 1993 Tax Sharing Agreement will be determined by the amount of taxes that REV Holdings would otherwise have to pay if it were to file separate federal, state or local corporate income tax returns, the Revlon Tax Sharing Agreement would have benefited Mafco Holdings to the extent Mafco Holdings could have offset the taxable income generated by Revlon, Inc. against losses and tax credits generated by Mafco Holdings and its other subsidiaries and the 1993 Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by REV Holdings against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Revlon Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. With respect to REV Holdings, as a result of the absence of business operations or a source of income of its own, no federal tax payments or payments in lieu of taxes pursuant to the 1993 Tax Sharing Agreement were required for 2003 or 2002. With respect to 2001, REV Holdings recorded an alternative minimum tax liability of $5.2 pursuant to the 1993 Tax Sharing Agreement related to the retirement of the Old REV Holdings Notes. However, as a result of tax legislation enacted in the first quarter of 2002, REV Holdings was able to recognize tax benefits of $4.4 in 2002, which was offset against this liability and reduced it to $0.8, which amount was contributed to capital in 2002. With respect to Revlon, Inc., as a result of net operating tax losses and prohibitions under the Credit Agreement there was no federal tax payment or payment in lieu of taxes pursuant to the Revlon Tax Sharing Agreement for 2003, 2002 or 2001. Revlon, Inc. had a liability of $0.9 to Holdings in respect of alternative minimum taxes for 1997 under the Revlon Tax Sharing Agreement. However, as a result of tax legislation enacted in the first quarter of 2002,Revlon, Inc. was able to recognize tax benefits of $0.9 in 2002, which completely offset this liability.

Pursuant to the asset transfer agreement referred to in Note 14, Products Corporation assumed all tax liabilities of Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Holdings. During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9, of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992 (See Note 14).

The Company's loss before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Loss before income taxes:
Domestic.	$(149.9)	$(222.9)	$(109.1)
Foreign	(16.8)	(68.7)	(66.4)
	$(166.7)	$(291.6)	$(175.5)
Provision (benefit) for income taxes:
Federal	$(4.4)	$(5.3)	$5.2
State and local	0.4	0.4	0.4
Foreign	4.5	5.3	3.7
	$0.5	$0.4	$9.3
Current	$8.3	$8.0	$83.7
Deferred	1.9	(5.6)	5.1
Benefits of operating loss carryforwards	(1.9)	(2.0)	(79.5)
Taxes previously accrued and reversed	(7.8)	—	—
	$0.5	$0.4	$9.3

The effective tax rate on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory federal income tax rate.	(35.0)%	(35.0)%	(35.0)%
State and local taxes, net of federal income tax benefit	0.2	0.1	0.1
Foreign and U.S. tax effects attributable to operations outside the U.S.	1.1	(4.0)	0.5
Nondeductible amortization expense	—	—	1.2
Change in valuation allowance	35.1	42.3	(15.5)
Sale of businesses	—	(3.0)	8.3
Reversal of income taxes previously accrued	(4.8)	—	—
Cancellation of indebtedness income	—	—	45.8
Other	3.7	(0.3)	(0.1)
Effective rate.	0.3%	0.1%	5.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	December 31,
	2003	2002
Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$2.2	$5.0
Inventories	14.9	18.9
Net operating loss carryforwards - domestic	322.3	266.1
Net operating loss carryforwards - foreign	135.5	122.6
Accruals and related reserves	2.9	5.9
Employee benefits	70.1	67.3
State and local taxes	12.6	12.2
Advertising, sales discounts and returns and coupon redemptions	35.7	53.5
Capital loss carryover	7.3	7.8
Deferred interest expense	28.5	9.7
Other	30.5	34.2
Total gross deferred tax assets	662.5	603.2
Less valuation allowance	(628.0)	(569.2)
Net deferred tax assets.	34.5	34.0
Deferred tax liabilities:
Plant, equipment and other assets	(27.0)	(25.8)
Other	(2.4)	(3.2)
Total gross deferred tax liabilities	(29.4)	(29.0)
Net deferred tax assets	$5.1	$5.0

In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2003.

The valuation allowance increased by $58.8 during 2003 and increased by $4.1 during 2002.

During 2003, 2002 and 2001, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $1.9, $2.0, and $3.6, respectively. Certain other foreign operations generated losses during 2003, 2002 and 2001 for which the potential tax benefit was reduced by a valuation allowance. During 2001, the Company used domestic operating loss carryforwards to credit the current provision for income taxes by $75.9. At December 31, 2003, the Company had tax loss carryforwards of approximately $1,349.6 of which $920.9 are domestic and $428.7 are foreign, and which expire in future years as follows: 2004-$29.1; 2005-$59.2; 2006-$52.6; 2007-$46.0; 2008 and beyond-$982.7; and unlimited-$180.0. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. In addition, based upon certain factors, including the amount and nature of gains or losses recognized by Mafco Holdings and its other subsidiaries included in the Mafco Group, the amount of net operating loss carryforwards attributable to the Mafco Group and the amounts of alternative minimum tax liability of the Mafco Group, pursuant to the provisions of the Internal Revenue Service's Consolidated Income Tax Regulations, all or a portion of the domestic operating loss carryforwards may not be available to the Company should the Company cease being a member of the Mafco Group at any time in the future (See Note 18 concerning deconsolidation of the Mafco Group).

Appropriate U.S. and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business are nil at December 31, 2003, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

12.     Post-retirement Benefits

Pension:

A substantial portion of Products Corporation's employees in the U.S. are covered by defined benefit pension plans. The Company uses September 30 as its measurement date for plan obligations and assets.

Other Post-retirement Benefits:

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

A new federal law (the "Medicare Act") passed in December 2003 introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Company's other postretirement benefit plans do provide for such prescription-drug benefits. The Company has made a one-time election to defer accounting for the economic effects of the Medicare Act, as permitted by FASB Staff Position 106-1. The FASB plans to issue authoritative guidance on the accounting for the subsidies in 2004. The issued guidance could require the Company to change previously reported information.

Information regarding Products Corporation's significant pension and other post-retirement plans at the dates indicated is as follows:

	Pension Plans		Other Post-retirement Benefits
	September 30,
	2003	2002	2003	2002
Change in Benefit Obligations:
Benefit obligation - September 30 of prior year	$(468.5)	$(427.9)	$(15.1)	$(11.2)
Service cost	(11.8)	(8.6)	(0.3)	(2.1)
Interest cost	(29.2)	(28.9)	(1.0)	(0.8)
Actuarial loss	(28.9)	(23.2)	(0.7)	(0.7)
Benefits paid	25.3	23.8	1.0	0.7
Foreign exchange	(4.9)	(3.5)	(1.0)	(1.0)
Plan participant contributions	(0.2)	(0.2)	—	—
Benefit obligation - September 30 of current year	(518.2)	(468.5)	(17.1)	(15.1)
Change in Plan Assets:
Fair value of plan assets - September 30 of prior year	253.1	282.8	—	—
Actual return (loss) on plan assets	47.0	(20.8)	—	—
Employer contributions	20.8	12.7	1.0	0.7
Plan participant contributions	0.2	0.2	—	—
Benefits paid	(25.3)	(23.8)	(1.0)	(0.7)
Foreign exchange	2.8	2.1	—	—
Fair value of plan assets - September 30 of current year	298.6	253.2	—	—
Funded status of plans.	(219.6)	(215.3)	(17.1)	(15.1)
Amounts contributed to plans during fourth quarter	1.7	1.5	0.2	0.2
Unrecognized net loss	133.2	137.0	1.5	0.8
Unrecognized prior service cost	(4.7)	(5.5)	—	—
Unrecognized net transition asset	(0.1)	(0.2)	—	—
Accrued benefit cost	$(89.5)	$(82.5)	$(15.4)	$(14.1)

	December 31,
	2003	2002	2003	2002
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid expenses	$5.6	$4.8	$—	$—
Accrued expenses	(41.1)	(16.6)	—	—
Other long-term liabilities	(166.8)	(185.1)	(15.4)	(14.1)
Intangible asset	0.3	0.5	—	—
Accumulated other comprehensive loss	112.2	113.6	—	—
Other long-term assets	0.3	0.3	—	—
	$(89.5)	$(82.5)	$(15.4)	$(14.1)

With respect to the above accrued benefit costs, the Company has recorded a receivable from affiliates of $1.4 and $1.3 at December 31, 2003 and 2002, respectively, relating to Holdings' participation in Products Corporation's pension plans and $1.1 and $1.2 at December 31, 2003 and 2002, respectively, for other post-retirement benefits costs attributable to Holdings.

The following weighted-average assumptions were used in accounting for both the benefit obligations and net periodic benefit cost of the pension plans:

	U.S. Plans			International Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.0%	6.5%	7.0%	5.4%	5.6%	5.8%
Expected return on plan assets.	8.75	9.0	9.5	7.1	7.5	8.5
Rate of future compensation increases	4.0	4.3	5.0	3.6	3.5	3.7

The Company considers a number of factors to determine its expected rate of return on plan assets assumption, including historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company reviewed the historical performance of plan assets over a ten-year period (from 1993 to 2003), the results of which exceeded the 8.75% rate of return assumption that the Company ultimately selected for domestic plans. The Company also considered the plan portfolios' asset allocations over a variety of time periods and compared them with third-party studies and surveys of annualized returns of similarly balanced portfolio strategies. The historical return of this universe of similar portfolios also exceeded the return assumption that the Company ultimately selected. Finally, the Company reviewed performance of the capital markets in recent years and, upon advice from various third parties, such as the pension plans' advisers, investment managers and actuaries, selected the 8.75% return assumption used for domestic plans.

The following table presents domestic and foreign pension plan assets information at September 30, 2003, 2002, and 2001 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
	2003	2002	2001	2003	2002	2001
Fair value of plan assets	$272.1	$232.2	$259.4	$26.5	$21.0	$23.4

The Plans' Investment Committee has adopted an investment policy for domestic pension plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities, real estate, and cash and other investments, which may include hedge funds and private equity. The Company has the following target ranges for these asset classes, which are readjusted quarterly when an asset class weighting is outside its target range (recognizing that these are flexible target ranges that may vary from time to time) with the goal of achieving the required return at a reasonable risk level as follows:

Target Ranges
Asset Category:
Equity securities	45% - 55%
Fixed income securities	35% - 45%
Real estate	0% - 7%
Cash and other investments	0% - 16%

The domestic pension plans weighted-average asset allocations at September 30, 2003 and 2002 by asset categories were as follows:

	Plan Assets at September 30,
	2003	2002
Asset Category:
Equity securities	57.0%	51.0%
Fixed income securities	34.0	38.0
Real estate	5.0	6.0
Cash and other investments	4.0	5.0
	100.0%	100.0%

Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly traded securities ranging from small to large capitalization stocks and domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly traded debt securities ranging from U.S. Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. In the cash and other investments asset class, investments may be in cash and cash equivalents and other investments, which may include hedge funds and private equity not covered in the classes listed above, provided that such investments receive approval of the investment committee prior to their selection.

The Plans' investment committee allows its investment managers to use derivatives to reduce risk exposures or to replicate exposures of a particular asset class, but does not allow the use of derivatives for speculative purposes.

Other company-sponsored post-retirement benefits consist of health and life insurance. These plans are not pre-funded.

The components of net periodic benefit cost for the plans are as follows:

	Pension Plans			Other Post-retirement Benefits
	Year Ended December 31,
	2003	2002	2001	2003	2002	2001
Service cost	$11.8	$8.6	$10.4	$0.3	$2.1	$0.4
Interest cost	29.2	28.9	28.3	1.0	0.8	0.8
Expected return on plan assets	(21.3)	(24.7)	(30.8)	—	—	—
Amortization of prior service cost	(0.8)	(1.2)	(1.0)	—	—	—
Amortization of net transition asset	(0.1)	(0.1)	(0.2)	—	—	—
Amortization of actuarial loss (gain)	9.5	2.9	0.9	(0.1)	(0.1)	(0.1)
Settlement loss	—	—	0.8	—	—	—
Curtailment loss	—	—	1.5	—	—	—
	28.3	14.4	9.9	1.2	2.8	1.1
Portion allocated to Holdings	(0.3)	(0.3)	(0.3)	—	—	—
	$28.0	$14.1	$9.6	$1.2	$2.8	$1.1

Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2003	2002	2001
Projected benefit obligation	$518.2	$468.5	$424.6
Accumulated benefit obligation	502.4	451.0	407.9
Fair value of plan assets	298.6	253.2	280.0

Contributions:

The Company expects to contribute approximately $40 in cash to its pension plans and $1 to its other post-retirement benefit plans in 2004.

13.    Stock Compensation Plan

Since March 5, 1996, Revlon, Inc. has had the Amended Stock Plan, which is a stock-based compensation plan and is described below. The Company applies APB Opinion No. 25 and its related interpretations in accounting for the Amended Stock Plan. Under APB Opinion No. 25, because the exercise price of employee stock options under the Amended Stock Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 70% in 2003, 71% in 2002 and 68% in 2001; weighted average risk-free interest rate of 3.72% in 2003, 3.86% in 2002, and 5.07% in 2001; and a seven-year expected average life for the Amended Stock Plan's options issued in 2003, 2002 and 2001.

Under the Amended Stock Plan, awards may be granted to employees and directors of Revlon, Inc. and the Company and its subsidiaries, for up to an aggregate of 10.5 million shares of Class A Common Stock, of which up to 3,000,000 shares may be issued as restricted stock. Non-qualified options granted under the Amended Stock Plan have a term of 10 years during which the holder can purchase shares of Class A Common Stock at an exercise price, which must be not less than the market price on the date of the grant. Option grants vest over service periods that range from one to five years, subject to limited exceptions and except as disclosed below. Options granted in February 1999 with an original four-year vesting term were modified in May 1999 to allow the options to become fully vested on the first anniversary date of the grant. Options granted in May 2000 under the Amended Stock Plan vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date; provided that an additional 25% of such options would vest on each subsequent anniversary date of the grant if Revlon, Inc. achieved certain performance objectives relating to its operating income for the fiscal year preceding such anniversary date, which objectives were not achieved in 2003, 2002 or 2001. The option grant of 400,000 shares in February 2002 to Mr. Jack L. Stahl, Revlon, Inc.'s President and Chief Executive Officer, vests in full on the fifth anniversary of such grant, provided that one-half of such options vest on the day after which the 20-day average closing price of Class A Common Stock on the NYSE equals or exceeds $30.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $40.00 per share. Additionally, various option grants made by Revlon, Inc. to its employees vest upon a "change in control" as defined in the respective stock option agreements. During each of 2002 and 2001, Revlon, Inc. granted to Mr. Perelman, Revlon, Inc.'s Chairman of the Board, options to purchase 100,000 and 225,000, shares of Class A Common Stock, respectively, which grants will vest 33% on each anniversary date of the grant and will become 100% vested on the third anniversary date of the grant date as to the 2002 grant, and will vest 25% on each anniversary date of the grant and will become 100% vested on the fourth anniversary date of the grant date as to the 2001 grant. At December 31, 2003, 2002 and 2001 there were 3,792,196, 2,847,972 and 3,296,133 options exercisable under the Amended Stock Plan, respectively.

A summary of the status of the Amended Stock Plan as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	Shares (000)	Weighted Average Exercise Price
Outstanding at January 1, 2001	6,603.5	$21.59
Granted	1,087.6	5.69
Exercised	(0.2)	7.06
Forfeited	(788.8)	19.16
Outstanding at December 31, 2001	6,902.1	19.37
Granted	3,306.8	3.94
Exercised	—	—
Forfeited	(2,322.8)	19.54
Outstanding at December 31, 2002	7,886.1	12.83
Granted	1,091.6	3.00
Exercised	—	—
Forfeited	(1,270.1)	17.43
Outstanding at December 31, 2003	7,707.6	10.66

The weighted average grant date fair value of options granted during 2003, 2002 and 2001 approximated $2.03, $2.65 and $3.82, respectively.

The following table summarizes information about the Amended Stock Plan's options outstanding, at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000's)	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options (000's)	Weighted Average Exercise Price
$2.78 to $3.78	2,945.7	9.01	$3.49	651.7	$3.73
3.82 to 6.88	1,693.8	7.89	4.90	582.8	5.34
7.06 to 15.00	1,674.7	5.98	9.91	1,164.3	10.70
18.50 to 50.75	1,393.4	4.11	33.75	1,393.4	33.75
2.78 to 50.75	7,707.6			3,792.2

The Amended Stock Plan also provides that restricted stock may be awarded to employees and directors of Revlon, Inc. and the Company and its subsidiaries. On September 17, 2002 and June 18, 2001 (the "Grant Dates"), Revlon, Inc.'s Compensation and Stock Plan Committee (the "Compensation Committee") awarded 50,000 shares and 120,000 shares, respectively, of restricted stock to Mr. Perelman as a director of Revlon, Inc. and Products Corporation. The restricted stock awards are subject to execution of a Restricted Stock Agreement by each grantee. Provided the grantee remains continuously employed by Revlon, Inc. (or, in the case of Mr. Perelman, he continuously provides services as a director to Revlon, Inc. and Products Corporation), the restricted stock awards, subject to limited exceptions, will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $25.00 per share and the balance will vest on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $30.00 per share, provided that (i) subject to clause (ii) below, no portion of the restricted stock awards will vest until the second anniversary following the Grant Dates (except that the restrictions will lapse on the February 2002 grant of 470,000 restricted shares to Mr. Stahl under the Amended Stock Plan prior to the second anniversary if the 20-day average closing price of Class A Common Stock on the NYSE has equaled or exceeded $25.00 per share), (ii) all of the shares of restricted stock will vest immediately in the event of a "change in control" of Revlon, Inc., and (iii) all of the shares of restricted stock which have not previously vested will fully vest on the third anniversary of the Grant Dates. The restrictions lapse on the February 2002 grant of restricted stock to Mr. Stahl as to 25% of such grant on June 18, 2004, an additional 25% on February 17, 2006 and in full on February 17, 2007. No dividends will be paid on unvested restricted stock, provided however, that in connection with the 2002 grant of restricted stock to Mr. Stahl, in the event any cash or in-kind distributions are made in respect of Class A Common Stock or Class B Common Stock, prior to the lapse of the restrictions relating to any of Mr. Stahl's restricted stock as to which the restrictions have not lapsed, such dividends will be held by Revlon, Inc. and paid to Mr. Stahl when and if such restrictions lapse. At December 31, 2003 and 2002, there were 1,440,000 and 1,475,000 shares, respectively, of restricted stock outstanding and unvested under the Amended Stock Plan. The Company recorded compensation expense of $2.2, $1.7 and $0.6 during 2003, 2002 and 2001, respectively, and deferred compensation of $4.2 and $6.4 at December 31, 2003 and 2002, respectively, for the restricted stock awards.

On February 17, 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the "Supplemental Stock Plan"), the purpose of which is to provide Mr. Stahl, the sole eligible participant, with inducement awards to entice him to join Revlon, Inc. to enhance Revlon, Inc.'s long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of the Class A Common Stock. Awards may be made under the Supplemental Stock Plan in the form of stock options, stock appreciation rights and restricted or unrestricted stock. On February 17, 2002, the Compensation Committee granted Mr. Stahl an Award of 530,000 restricted shares of Class A Common Stock, the full amount of the shares of Class A Common Stock issuable under the Supplemental Stock Plan. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the Amended Stock Plan and the February 2002 grant of restricted shares to Mr. Stahl under such plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon Mr. Stahl's execution of Revlon, Inc.'s standard Employee Agreement as to Confidentiality and Non-Competition.

14.     Related Party Transactions

As of December 31, 2003, REV Holdings' membership interest is owned by Holdings, whose membership interest in turn is owned indirectly by MacAndrews & Forbes. Throughout 2003, REV Holdings owned (i) 11,650,000 shares of Class A Common Stock, (ii) all of the outstanding 31,250,000 shares of Revlon, Inc. Class B Common Stock, (iii) all of the outstanding 546 shares of Revlon, Inc.'s Series A Preferred Stock and (iv) all of the outstanding 4,333 shares of Series B Preferred Stock of Revlon, Inc. (each of which is entitled to 100 votes and each of which is convertible into 100 shares of Class A Common Stock). MacAndrews & Forbes' beneficial ownership of Revlon, Inc. Common Stock and Series B Preferred Stock (including the stock held by REV Holdings) represented, at December 31, 2003, approximately 97% of the combined voting power of the outstanding shares of Revlon, Inc.'s Common Stock and Series B Preferred Stock. Revlon, Inc. in turn directly owns all of Products Corporation's common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Managers of the Company and, at December 31, 2003, was able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of the Company's membership holders and, at December 31, 2003, Revlon, Inc.'s and Products Corporation's stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, Chairman of the Board of Managers of the Company and Chairman of the Board of Directors of Revlon, Inc. (See Note 18 for important information concerning changes in the ownership of Revlon, Inc. securities following the consummation of the Revlon Exchange Offers.)

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2003, 2002 and 2001 were $0.3, $0.5 and $0.2, respectively.

Certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 2003 and 2002, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $14.6 and $21.4, respectively, all of which are included in other long-term liabilities.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. REV Holdings does not expect Revlon, Inc. or Products Corporation to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Revlon, Inc. or Products Corporation, as the case may be, as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums Revlon, Inc. and Products Corporation would pay were they to secure stand-alone coverage. The amount paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable by (payable to) MacAndrews Holdings to (by) Products Corporation for the services provided under the Reimbursement Agreements for 2003, 2002 and 2001, were $(2.7), $0.8 and $(0.2), respectively.

In March 1993, REV Holdings and MacAndrews Holdings entered into a reimbursement agreement pursuant to which MacAndrews Holdings agreed to provide third party services to REV Holdings on the same basis as it provides services to Revlon, Inc., and REV Holdings agreed to indemnify MacAndrews

Holdings on the same basis as Revlon, Inc. is obligated to indemnify MacAndrews Holdings under the Reimbursement Agreements. REV Holdings also participates in MacAndrews & Forbes directors and officers liability insurance program, the coverage limits of which are available on aggregate losses to any or all of the participating companies and their respective directors and officers. There were no payments made pursuant to this agreement during 2003, 2002 and 2001.

Tax Sharing Agreements

REV Holdings, as a single-member limited liability company, is a disregarded entity for federal and state income tax purposes. REV Holdings' income and loss are included in the consolidated federal income tax return filed by the Mafco Group. In March 1993, REV Holdings and Mafco Holdings entered into the 1993 Tax Sharing Agreement, pursuant to which, for all taxable periods beginning on or after January 1, 1993, REV Holdings will pay to Mafco Holdings amounts equal to the taxes that REV Holdings would otherwise have had to pay if it were to file separate federal, state and local income tax returns for itself, excluding Revlon, Inc. and its subsidiaries (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the tax liability relating to any such period that is attributable to REV Holdings). In connection with the conversion of REV Holdings Inc. into a limited liability company in December 2002, the 1993 Tax Sharing Agreement was amended to provide that REV Holdings will make any tax sharing payment to Mafco Holdings as if it were a taxable corporation. No tax sharing payment was required to be paid for 2003 pursuant to the 1993 Tax Sharing Agreement.

Since June 1992, Holdings, Revlon, Inc., Products Corporation, certain of its subsidiaries and Mafco Holdings have been parties to the Revlon Tax Sharing Agreement. Throughout 2003, the parties to the Revlon Tax Sharing Agreement were included in the Mafco Group for federal income tax purposes. REV Holdings, Revlon, Inc. and Products Corporation were also included during 2003 in certain state tax returns of Mafco Holdings or its subsidiaries. Pursuant to the Revlon Tax Sharing Agreement, Mafco Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the Mafco Group for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc., Products Corporation or a subsidiary of Products Corporation was a member of such group. Further, for all such taxable periods, Products Corporation was required to pay Revlon, Inc., which in turn was required to pay to Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period and attributable to Revlon, Inc. or its subsidiaries), except that (a) Revlon, Inc. was not entitled to carry back any losses to taxable periods prior to January 1, 1992 and (b) Revlon, Inc. need not make any payment if and to the extent that the Credit Agreement would prohibit Products Corporation from making the corresponding tax sharing payment to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payment other than in respect of state or local income taxes. (See Note 18 for important information concerning a deconsolidation event.) As a result of tax net operating losses and prohibitions under the Credit Agreement, neither Products Corporation nor Revlon, Inc. made any federal income tax payment or payment in lieu of taxes under the Revlon Tax Sharing Agreement for 2003, and none is anticipated for 2004.

The parties to the Revlon Tax Sharing Agreement amended it effective January 1, 2001 to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12%, with principal and all interest due at maturity on December 31, 2005.

Registration Rights Agreement

REV Holdings and Revlon, Inc., entered into the Registration Rights Agreement and in February 2003 Revlon, Inc. and MacAndrews Holdings entered into a joinder agreement to the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such Holders, including shares of Class A Common

Stock purchased in connection with the Rights Offering and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock and Series B Preferred Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders. On July 31, 2001, the Registration Rights Agreement was amended to require Revlon, Inc. to register under the Securities Act all or part of Class A Common Stock issuable upon conversion of the Series B Preferred Stock.

See Note 18 for important information concerning a change to the Registration Rights Agreement in connection with the closing of the Revlon Exchange Offers.

New Keepwell Agreement

REV Holdings has entered into the New Keepwell Agreement with GSB Investments Corp., one of its affiliates, pursuant to which GSB Investments Corp. agreed to provide REV Holdings with funds in an amount equal to any interest payment due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payment on the applicable due date. However, the New Keepwell Agreement is not a guarantee of the payment of interest on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the New Keepwell Agreement are only enforceable by REV Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the New Indenture governing the New REV Holdings Notes. Any failure of GSB Investments Corp. to make a payment to REV Holdings under the New Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the New Keepwell Agreement. In addition, although REV Holdings has the right to enforce the New Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the New Keepwell Agreement or that GSB Investments Corp. will comply with its obligations under the New Keepwell Agreement. The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement.

2003 Investment Agreement, 2003 Mafco Loans, the 2004 Mafco $125 Million Term Loan and Revlon Exchange Offers

In February 2003, Revlon, Inc. entered into an investment agreement with MacAndrews Holdings (the "2003 Investment Agreement") pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed a $50 equity rights offering (the "Rights Offering") in which its stockholders purchased additional shares of Class A Common Stock. Pursuant to the Rights Offering, Revlon, Inc. distributed to each stockholder of record of its Class A Common Stock and Class B Common Stock as of the close of business on May 12, 2003, the record date set by Revlon, Inc.'s Board of Directors, at no charge, one transferable subscription right for each 2.9403 shares of Revlon, Inc. Common Stock owned. Each subscription right enabled the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Class A Common Stock on the NYSE on May 12, 2003, the record date of the Rights Offering.

On June 20, 2003, Revlon, Inc. completed the Rights Offering and issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and

14,590,347 shares issued to MacAndrews Holdings in a private placement (representing the number of shares of Class A Common Stock that MacAndrews Holdings or its subsidiaries would otherwise have been entitled to purchase pursuant to the basic subscription privilege, which was approximately 83% of the shares of Class A Common Stock offered in the Rights Offering).

See Notes 1, 9 and 18.

Other

Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation, which, together with the annual rent, were not to exceed $2.0 per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation through September 1, 2013 to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2003, 2002 and 2001 were $1.1, $0.2 and $0.2, respectively.

Effective September 2001, Revlon, Inc. acquired from Holdings all the assets and liabilities of the Charles of the Ritz business (which Revlon, Inc. contributed to Products Corporation in the form of a capital contribution), in consideration for 400,000 newly issued shares of Class A Common Stock and 4,333 shares of newly issued voting (with 433,333 votes in the aggregate) Series B Preferred Stock which are convertible into 433,333 shares in the aggregate of Class A Common Stock. (See Note 18 for important information concerning the Series B Preferred Stock.) As Holdings and Products Corporation are under common control, the transaction has been accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods. An investment banking firm rendered its written opinion that the terms of the transaction were fair from a financial standpoint to Revlon, Inc. The effect of the acquisition was to increase both operating income and net income by $2.3 for 2001. The net equity of the Charles of the Ritz business is included in total member's deficiency at December 31, 2003.

During 2003, 2002 and 2001, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases, including space at Products Corporation's New York headquarters and through January 31, 2001 at Products Corporation's offices in London. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 2003, 2002 and 2001 was $0.3, $0.3 and $0.5, respectively.

The Credit Agreement and Products Corporation's 12% Senior Secured Notes are supported by, among other things, guarantees from Revlon, Inc., and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries.

In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 to Mr. Jack L. Stahl, Revlon, Inc.'s and Products Corporation's President and CEO, pursuant to his employment agreement which was entered into in February 2002, for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $2.0 to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate. Mr. Stahl repaid $0.1 and $0.1 of such loan during 2003 and 2002, respectively. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 advance, which for 2003 and 2002 was $0.1 and $0.1, respectively. The Company also pays Mr. Stahl a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation, which tax gross up amount was $0.1 and $0.1 in 2003 and 2002, respectively.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $0.8 to Mr. Douglas Greeff, Revlon, Inc.'s and Products Corporation's Executive Vice President Strategic Finance, pursuant to his employment agreement, which loan bears interest at the applicable federal rate. Mr. Greeff repaid $0.2, $0.2 and $0.2 during 2003, 2002 and 2001, respectively. Pursuant to his employment agreement, Mr. Greeff is entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he is employed by Products Corporation on each such May 9th, which bonus installments were paid to Mr. Greeff in each of May 2001, 2002 and 2003.

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

Mr. Nugent's spouse provided consulting services in 2001 for product and concept development, for which Products Corporation paid her $0.1 in 2001.

During 2003, 2002 and 2001, Products Corporation made payments of nil, nil and $0.1, respectively, to a fitness center, in which an interest is owned by members of the immediate family of Mr. Donald Drapkin, who is a member of Revlon, Inc.'s Board of Directors, for discounted health club dues for an executive health program of Products Corporation.

During 2003, 2002 and 2001, Products Corporation made payments of $0.3, $0.3 and $0.3, respectively, to Ms. Ellen Barkin (spouse of Mr. Perelman) under a written agreement pursuant to which she provides voiceover services for certain of Products Corporation's advertisements, which payments were competitive with industry rates for similarly situated talent.

At December 31, 2003, REV Holdings had an outstanding payable to an affiliate of approximately $5.3 relating to funds advanced to REV Holdings to pay expenses and debt issuance costs.

On March 15, 2001, an affiliate contributed $667.5 principal amount of Senior Secured Discount Notes to REV Holdings, which were delivered to the trustee for cancellation and contributed $22.0 in cash to REV Holdings to retire the remaining Senior Secured Discount Notes at maturity.

During 2003, 2002 and 2001, Products Corporation employed Mr. Perelman's daughter in a marketing position, with compensation paid in each of 2003, 2002 and 2001 of less than $0.1.

During 2003, 2002 and 2001, Products Corporation employed a daughter of Donald Drapkin, a director of Revlon, Inc., in a marketing position, with compensation paid in each of 2003, 2002 and 2001 of less than $0.1.

During 2003, Products Corporation paid $0.1 to a nationally recognized security services company in which MacAndrews & Forbes has a controlling interest for security officer services. Products Corporation's decision to engage such firm was based upon its expertise in the field of security services, and the rates paid were competitive with industry rates for similarly situated security agencies.

15.     Commitments and Contingencies

The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $27.2, $27.5 and $29.0 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2003 aggregated $135.8; such commitments for each of the five years subsequent to December 31, 2003 are $17.4, $15.7, $13.9, $13.1 and $10.9, respectively. Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $0.4.

The Company has minimum purchase commitments with suppliers of finished goods, raw materials and components. The minimum purchase commitments under these agreements aggregated $37.4; such commitments for each of the five years subsequent to December 31, 2003 are $37.4, nil, nil, nil and nil, respectively. The amount the Company purchased under minimum purchase commitments during 2003, 2002 and 2001 was $65.3, $63.7 and $32.0, respectively.

The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

On April 17, 2000, the plaintiffs in the six purported class actions filed in October and November 1999 by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman, Ted Parris, Jerry Krim and Dan Gavish individually and allegedly on behalf of others similarly situated to them against Revlon, Inc., certain of its present and former officers and directors and the parent of Revlon, Inc., REV Holdings, Inc. (the predecessor of REV Holdings), alleging among other things, violations of Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed an amended complaint, which consolidated all of the actions under the caption "In Re Revlon, Inc. Securities Litigation" and limited the alleged class to security purchasers during the period from October 29, 1997 through October 1, 1998. On June 30, 2003, the court approved the settlement agreement that was executed in January 2003, which provides that the defendants will obtain complete releases from the participating members of the alleged class, and the period to appeal this decision has expired. The Company had recorded this settlement, including a related settlement of the defendants' insurance claim for this matter and the Second Gavish Action described below (the "Insurance Settlement"), in the fourth quarter of 2002.

A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). In November 2001, plaintiffs amended their complaint. The amended complaint alleges, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Exchange Act. In December 2001, the defendants moved to dismiss the amended complaint. The Company believes the allegations in the amended complaint are without merit and, if its motion to dismiss is not granted, intends to vigorously defend against them. In light of the Insurance Settlement, the Company does not expect to incur any further expense in this matter.

16.     Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$292.0	$322.3	$316.5	$368.5
Gross profit	180.5	197.1	189.4	231.2
Net loss (a) (d)	(51.2)	(40.3)	(57.2)	(18.5)

	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$275.4	$308.2	$323.2	$212.6
Gross profit	166.4	188.4	201.6	59.3
Net loss (b)	(44.3)	(41.4)	(24.5)	(181.8)

(a) Includes restructuring costs of $0.5, nil, $0.4 and $5.1 in the first, second, third and fourth quarters, respectively. (See Note 2).

(b) Includes restructuring costs of $4.0, $3.2, $2.1 and $4.3 in the first, second, third and fourth quarters, respectively. (See Note 2).

(c) During 2002, the Company recorded expenses of approximately $104 (of which approximately $100 was recorded in the fourth quarter of 2002) related to the implementation of the stabilization and growth phase of the Company's plan.

(d) During 2003, the Company recorded expenses of approximately $31 related to the implementation of the stabilization and growth phase of the Company's plan.

17.     Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 2003, the Company had operations established in 16 countries outside of the U.S. and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2003, 2002 and 2001, Wal-Mart and its affiliates worldwide accounted for approximately 20.6%, 22.5% and 19.7%, respectively, of the Company's consolidated net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, Kmart Corporation filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in May 2003 emerged from bankruptcy. Throughout 2002 and continuing into 2003 Kmart continued to close underperforming stores. Kmart accounted for less than 3% of the Company's net sales in 2003. Although the Company plans to continue doing business with Kmart for the foreseeable future and, based upon the information currently available, believes that Kmart's prior bankruptcy proceedings and store closings will not have any material adverse effect on the Company's business, financial condition or results of operations, there can be no assurances that further deterioration, if any, in Kmart's financial condition will not have such an effect on the Company.

	Year Ended December 31,
	2003	2002	2001
Geographic Areas:
Net sales:
United States	$837.0	$716.1	$825.1
Canada	53.6	44.0	45.2
United States and Canada	890.6	760.1	870.3
International	408.7	359.3	407.3
	$1,299.3	$1,119.4	$1,277.6

	December 31,
	2003	2002
Long-lived assets:
United States	$392.9	$387.8
Canada	3.9	3.5
United States and Canada	396.8	391.3
International	79.8	74.6
	$476.6	$465.9
	Year Ended December 31,
	2003	2002	2001
Classes of Similar Products:
Net sales:
Cosmetics, skin care and fragrances	$872.4	$723.9	$831.0
Personal care	426.9	395.5	446.6
	$1,299.3	$1,119.4	$1,277.6

18.    Subsequent Events

On February 12, 2004, Revlon, Inc. announced that its Board of Directors had approved agreements with Fidelity Management & Research Co. ("Fidelity") and Mafco Holdings, the Company's indirect parent, intended to dramatically strengthen its balance sheet (the "Debt Reduction Transactions"). As a result of the agreements reached and further steps taken to implement those agreements, Revlon, Inc. expects to reduce its consolidated debt by approximately $910 by the end of March 2006.

Fidelity and MacAndrews & Forbes agreed to tender or to cause to be tendered for exchange in exchange offers (together with the other contemporaneously closed debt reduction transactions described below, the "Revlon Exchange Offers") an aggregate of approximately $440 of outstanding 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes (each as hereinafter defined and collectively, the "Revlon Exchange Notes") for shares of Class A Common Stock, at a ratio of 400 shares of Class A Common Stock for each $1,000 principal amount of 8 1/8% Senior Notes or 9% Senior Notes tendered for exchange or 300 shares of Class A Common Stock for each $1,000 principal amount of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements gave Fidelity the right to elect to receive cash or additional shares of Class A Common Stock in respect of accrued interest payable on the notes it tendered. MacAndrews & Forbes elected to receive Class A Common Stock in respect of its accrued interest.

In the Revlon Exchange Offers, which launched on February 20, 2004, expired on March 19, 2004 and, as discussed in further detail below, closed on March 25, 2004, holders other than MacAndrews & Forbes and Fidelity were offered the opportunity to exchange their notes for (i) shares of Class A Common Stock at the same ratios applicable to Fidelity and MacAndrews & Forbes in their agreements or, under certain conditions, (ii) cash up to a maximum of $150 aggregate principal amount of tendered notes, subject to proration. Notes tendered for cash were to receive $830 per $1,000 face amount for the 8 1/8% Senior Notes, $800 per $1,000 face amount for the 9% Senior Notes and $620 per $1,000 face amount for the 8 5/8% Senior Subordinated Notes. Accrued interest was also to be paid on tendered notes in cash or additional shares of Class A Common Stock, at the holder's option. As discussed in more detail below, at the close of the Revlon Exchange Offers, no cash was paid for any of the Revlon Exchange Notes.

MacAndrews & Forbes also agreed to receive as part of the Revlon Exchange Offers Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Offers, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25, 2004), the Mafco $65 million line of credit (which was nil at March 25, 2004) (each as such loan and line of credit is hereinafter defined) and approximately $24.1 of subordinated promissory notes. Each $1,000 principal amount of indebtedness outstanding under the Mafco $100 million term loan, the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan was exchanged for 400 shares of Class A Common Stock, and each $1,000 principal amount of indebtedness outstanding under the subordinated promissory notes was exchanged for 300 shares of Class A Common Stock. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged on March 25, 2004 remain available to Products Corporation.

As part of the Revlon Exchange Offers, Revlon, Inc. agreed with Fidelity to cause Products Corporation to limit, following the close of the Revlon Exchange Offers, outstanding aggregate borrowings under the Mafco $65 million line of credit and the Mafco 2004 $125 million term loan to an amount not greater than approximately $86, representing $125 less the indebtedness under such loans that was exchanged at the closing of the Revlon Exchange Offers.

The Company, which is a wholly owned indirect subsidiary of MacAndrews & Forbes, owned all of Revlon, Inc.'s outstanding Series A preferred stock, which had an aggregate liquidation preference of $54.6, and all of Revlon, Inc.'s outstanding Series B convertible preferred stock. As part of the Revlon Exchange Offers, MacAndrews & Forbes agreed to cause REV Holdings to exchange each $1,000 of liquidation preference on its shares of Revlon, Inc.'s Series A preferred stock for 160 shares of Class A Common Stock for and to convert its shares of Revlon, Inc. Series B convertible preferred stock into an aggregate of 433,333 shares of Class A Common Stock.

In another contemporaneous transaction, Revlon, Inc. and Fidelity entered into a stockholders agreement pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; and (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors.

REV Holdings, by written consent, approved on Revlon, Inc.'s behalf the Revlon Exchange Offers and related agreements, including the approval of the issuance of the necessary additional shares of Class A Common Stock for exchange in the Revlon Exchange Offers, and the transactions contemplated by the related agreements with Fidelity and MacAndrews & Forbes. The decision to enter into the transactions described above follows the announcement in December 2003 that Revlon, Inc.'s Board of Directors had authorized management to begin exploring various alternatives to strengthen its balance sheet and increase equity.

On March 25, 2004, Revlon, Inc. consummated the Revlon Exchange Offers. As a result of the consummation of these offers, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior Notes and approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for an aggregate of approximately 224.1 shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the notes. Such amount of notes exchanged includes approximately $1.0 of the 9% Senior Notes and approximately $286.7 of the 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 of the 9% Senior Notes, approximately $77.8 of the 8 1/8% Senior Notes and approximately $32.1 of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

MacAndrews & Forbes also exchanged approximately $109.7 of existing indebtedness (including principal and accrued interest) under the Mafco $100 million term loan for approximately 43.9 million shares of Class A Common Stock, approximately $38.9 of existing indebtedness (including principal and accrued interest) under the 2004 Mafco $125 million term loan for approximately 15.6 million shares of Class A Common Stock and approximately $24.1 of indebtedness under certain subordinated promissory notes payable to MacAndrews & Forbes for approximately 7.2 million shares of Class A Common Stock. The Company exchanged all of Revlon, Inc.'s previously outstanding Series A preferred stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted all of its shares of Revlon, Inc.'s previously outstanding Series B convertible preferred stock into 433,333 shares of Class A Common Stock.

As a result of consummating the foregoing exchange transactions, Revlon, Inc. currently has outstanding approximately 338.2 million shares of its Class A Common Stock and 31.25 million shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning approximately 221.2 million shares of Revlon, Inc.'s combined Common Stock (representing approximately 59.9% of the outstanding shares of Revlon, Inc.'s Common Stock and approximately 77.2% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially owning approximately 78.4 million shares of Class A Common Stock (representing approximately 21.2% of the outstanding shares of Common Stock and approximately 12.1% of the combined voting power of the Common Stock); and other stockholders beneficially owning approximately 69.8 million shares of Class A Common Stock (representing approximately 18.9% of the outstanding shares of Common Stock and approximately 10.7% of the combined voting power of the Common Stock). Of the shares beneficially owned by MacAndrews & Forbes, REV Holdings currently owns approximately 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock.

Revlon, Inc. had announced that its previously-announced plan to launch a rights offering to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of notes having been exchanged in excess of the notes committed to be exchanged under the support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the exchange offers by $150 in addition to the notes that were committed to be exchanged in the support agreements. The $40.3 difference satisfies all but $9.7 of the Company's plan to reduce debt by a further $50 by year-end 2004. As a result, Revlon, Inc. indicated that its support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc, to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to reduce debt by an additional $109.7 by March 2006.

Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Offers, MacAndrews & Forbes has agreed to back-stop an additional approximately $109.7 of debt reduction by Revlon, Inc. through March 31, 2006. Revlon, Inc. has not yet announced the terms by which it will accomplish this additional debt reduction.

In addition, in connection with closing the Revlon Exchange Offers on March 25, 2004, certain affiliates of MacAndrews & Forbes and related parties receiving Class A Common Stock in the offers became beneficiaries of a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which such parties will have the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such holders. See Note 14.

Also, in conjunction with the Revlon Exchange Offers, Products Corporation entered into amendments to its bank credit agreement (the "Exchange Bank Amendments") to provide an additional $64.4 million term loan facility, the proceeds of which were used to repay outstanding revolving indebtedness under Products Corporation's Credit Agreement (as hereinafter defined) without a reduction in revolving credit commitments. These amendments also reduced the interest rates payable on such loans by 0.5% as compared to other loans under the existing term loan facility of Products Corporation's Credit Agreement, with such rates on these new term loans being, at Products Corporation's option, either (A) the Alternate Base Rate plus 4.0%; or (B) the Eurodollar Rate plus 5.0%. These additional term loans mature on May 30, 2005 and require an amortization payment of $650,000 on

November 30, 2004. The Exchange Bank Amendments also permit various aspects of the transactions relating to the Revlon Exchange Offers, including permitting (i) the prepayment of the Mafco $100 million term loan and the Mafco $125 million term loan occurring as a result of the indebtedness thereunder outstanding at the consummation of the Revlon Exchange Offers being fully converted to equity; (ii) the reduction of the commitment of the Mafco $65 million line of credit to its undrawn amount at the consummation of the Revlon Exchange Offers (which reduction was nil as there was no amount outstanding under the Mafco $65 million line of credit at the consummation of the Revlon Exchange Offers); (iii) any proceeds remaining after such transactions to be contributed to Products Corporation and used to prepay or repurchase any of its outstanding indebtedness, provided that Products Corporation takes action to make such prepayment or repurchase within 30 days after receipt of such contribution and grants a first-priority security interest in the amount contributed pending its application to such prepayment or repurchase; (iv) Revlon, Inc. to enter into certain investment or subscription agreements in connection with the Revlon Exchange Offers; and (v) the aggregate term loan commitments under the Credit Agreement to be increased by $64.4 million.

In December 2003, Revlon, Inc. announced that its Board of Directors approved two loans from MacAndrews Holdings, one to provide up the 2004 M&F Loan, if needed, to enable the Company to continue to implement and refine its plan, and the other to provide the $25 million M&F Loan to be used for general corporate purposes. In 2004, MacAndrews Holdings and Revlon, Inc. consolidated the 2004 M&F Loan and $25 million M&F Loan into the 2004 Mafco $125 million term loan. The 2004 Mafco $125 million term loan is a senior unsecured multiple-draw term loan at an interest rate of 12% per annum and is on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes in 2003, including that interest on such loans is not payable in cash, but accrues, is added to the principal amount each quarter and will be paid in full at final maturity on December 1, 2005, provided that the final $25 million of such loan may be repaid at the option of Products Corporation prior to December 1, 2005.

EBITDA (as defined in the Credit Agreement) was $144.4 million for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 million required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured waivers of compliance with these covenants for the four quarters ended December 31, 2003. In light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005 (the "January 2004 Bank Amendment"). The January 2004 Bank Amendment to the Credit Agreement included certain other amendments to allow for the continued implementation of its plan, including, among other things: (i) providing exceptions from the limitations under the indebtedness covenant to permit the 2004 Mafco $125 million term loan, (ii) permitting Products Corporation to borrow up to an additional $50 million in working capital loans from MacAndrews Holdings or its affiliates, if necessary, (iii) extending the maturity of the Mafco $65 million line of credit until June 30, 2005 and providing that as a condition to Products Corporation borrowing under such line from and after the effective date of the January 2004 Bank Amendment that at least $100 million shall have been borrowed under the 2004 Mafco $125 million term loan, (iv) continuing the $20 million minimum liquidity covenant, (v) increasing the applicable margin on loans under the Credit Agreement by 0.25%, the incremental cost of which to Products Corporation, assuming the Credit Agreement is fully drawn, would be approximately $0.5 million from February 1, 2004 through the end of 2004, and (vi) permitting Revlon, Inc. to guarantee certain classes of Products Corporation's public indebtedness so as to consummate the Revlon Exchange Offers and related transactions.

Following the consummation of the Revlon Exchange Offers on March 25, 2004, and various related transactions, which resulted in the issuance of additional Class A Common Stock, Revlon, Inc. ceased being a member of the Mafco Group for purposes of determining federal income tax liability and is no longer liable for tax sharing payments for all taxable periods commencing on or after deconsolidation. It is not yet possible to estimate what portion of the consolidated net operating loss carryforwards ("CNOLs") of the Mafco Group will be available to Revlon, Inc. or its subsidiaries to offset taxable income for post-deconsolidation taxable periods, as that portion depends on, among other things, the amount and nature of the income, gains or losses that Revlon, Inc. and its subsidiaries recognize for the period from January 1, 2004 through March 25, 2004 and the amount and nature of the income, gains or losses that the remaining Mafco Group will recognize throughout 2004. The amount of CNOLs available to Revlon, Inc. and its subsidiaries for post-deconsolidation periods may have an effect on Revlon, Inc.'s consolidated income tax liability during such periods, depending on the amount of taxable income that Revlon, Inc. generates on a consolidated basis in such periods. Subject to the foregoing, as of the date of deconsolidation, the Company estimates that Revlon, Inc. will have approximately $330 in federal income tax CNOLs and nil in alternative minimum tax losses available to it.

Schedule II

REV HOLDINGS LLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions		Balance at End of Year

Year ended December 31, 2003:
Applied against asset accounts:
Allowance for doubtful accounts	$15.8	$3.2	$(11.3)	(1)	$7.7
Allowance for volume and early payment discounts	$8.2	$40.4	$(36.9)	(2)	$11.7

Year ended December 31, 2002:
Applied against asset accounts:
Allowance for doubtful accounts	$8.3	$9.5	$(2.0)	(1)	$15.8
Allowance for volume and early payment discounts	$7.1	$31.7	$(30.6)	(2)	$8.2

Year ended December 31, 2001:
Applied against asset accounts:
Allowance for doubtful accounts	$7.6	$3.5	$(2.8)	(1)	$8.3
Allowance for volume and early payment	$8.5	$30.0	$(31.4)	(2)	$7.1

Notes:

(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REV Holdings LLC (Registrant)
By: /s/ Todd J. Slotkin

Todd J. Slotkin Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Manager

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 30, 2004 and in the capacities indicated.

Signature	Title

*	Chairman of the Board of Managers, Chief Executive Officer and Manager

(Ronald O. Perelman)

*	Executive Vice President, General Counsel and Manager

(Barry F. Schwartz)

/s/ Todd J. Slotkin	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Manager

(Todd J. Slotkin)

*    Todd J. Slotkin, by signing his name hereto, does hereby sign this report on behalf of the managers of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such managers and filed with the Securities and Exchange Commission.

By: /s/ Todd J. Slotkin

Todd J. Slotkin
Attorney-in-fact