Form 10-Q
period 2004-03-31
REV HOLDINGS LLC
filed 2004-05-17
CIK 1035678

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes        No   X

As of March 31, 2004, the registrant's membership interest is held by Revlon Holdings LLC.

Total Pages – 37

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions)

ASSETS	March 31, 2004	December 31, 2003
Current assets:	(Unaudited )
Cash and cash equivalents	$53.8	$56.5
Trade receivables, less allowances of $18.3 and $19.4, respectively	154.6	182.5
Inventories	151.8	142.7
Prepaid expenses and other	50.7	34.0
Total current assets	410.9	415.7
Property, plant and equipment, net	128.3	132.1
Other assets	159.6	158.4
Goodwill, net	186.1	186.1
Total assets	$884.9	$892.3
LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities:
Short-term borrowings – third parties	$29.8	$28.0
Advances from affiliate	28.4	23.9
Accounts payable	95.9	97.4
Accrued expenses and other	318.7	329.2
Total current liabilities	472.8	478.5
Long-term debt – third parties	1,122.1	1,803.8
Long-term debt – affiliates	—	146.2
Other long-term liabilities	302.6	306.3
Member's deficiency:
Member's interest	—	—
Additional paid-in-capital	896.1	370.0
Accumulated deficit	(1,782.2)	(2,086.3)
Deferred compensation	(3.6)	(4.2)
Accumulated other comprehensive loss	(122.9)	(122.0)
Total member's deficiency	(1,012.6)	(1,842.5)
Total liabilities and member's deficiency	$884.9	$892.3

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended March 31,
	2004	2003
Net sales	$308.4	$292.0
Cost of sales	117.1	111.5
Gross profit	191.3	180.5
Selling, general and administrative expenses	171.9	184.2
Restructuring (benefit) costs	(0.7)	0.5
Operating income (loss)	20.1	(4.2)
Other expenses (income):
Interest expense	45.9	43.9
Interest income	(1.0)	(0.5)
Amortization of debt issuance costs	2.6	2.0
Foreign currency (gains) losses, net	(1.4)	0.3
Loss on early extinguishment of debt	32.6	—
Gain on issuance of subsidiary stock	(363.6)	—
Miscellaneous, net	0.1	0.4
Other (income) expenses, net	(284.8)	46.1
Income (loss) before income taxes	304.9	(50.3)
Provision for income taxes	0.8	0.9

Net income (loss)	$304.1	$(51.2)

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF MEMBER'S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Additional Paid-In- Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss (a)	Total Member's Deficiency
Balance, January 1, 2003	$316.2	$(1,919.1)	$(6.4)	$(132.7)	$(1,742.0)
Amortization of deferred compensation			0.6		0.6
Comprehensive loss:
Net loss		(51.2)			(51.2)
Currency translation adjustment				2.2	2.2
Net loss on foreign currency forward exchange contracts				(0.4)	(0.4)
Total comprehensive loss					(49.4)
Balance, March 31, 2003	$316.2	$(1,970.3)	$(5.8)	$(130.9)	$(1,790.8)
Balance, January 1, 2004	$370.0	$(2,086.3)	$(4.2)	$(122.0)	$(1,842.5)
Debt Reduction Transactions (See Note 8) (b)	464.1				464.1
Amortization of deferred compensation			0.6		0.6
Capital contribution from affiliate (See Note 8)	62.0				62.0
Comprehensive income:
Net income (See Note 8) (b)		304.1			304.1
Currency translation adjustment				(1.6)	(1.6)
Net loss on foreign currency forward exchange contracts				0.7	0.7
Total comprehensive income					303.2
Balance, March 31, 2004	$896.1	$(1,782.2)	$(3.6)	$(122.9)	$(1,012.6)

(a)	Accumulated other comprehensive income (loss) includes net unrealized losses on revaluations of foreign currency forward exchange contracts of $0.4 and $0.4 as of March 31, 2004 and 2003, respectively, net realized losses of $0.3 on foreign currency forward exchange contracts as of March 31, 2004, cumulative net translation losses of $10.1 and $16.9 as of March 31, 2004 and 2003, respectively, and adjustments for the minimum pension liability of $112.1 and $113.6 as of March 31, 2004 and 2003, respectively.
(b)	The changes in Additional Paid-in-Capital and a portion of Accumulated Deficit are a result of the consummation of the Debt Reduction Transactions. (See Note 8).

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
Net income (loss)	$304.1	$(51.2)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	27.0	29.6
Debt discount amortization	0.8	0.8
Loss on early extinguishment of debt	32.6	—
Gain on issuance of subsidiary stock	(363.6)	—
Change in assets and liabilities, net of acquisitions and dispositions:
Decrease in trade receivables	28.4	13.4
Increase in inventories	(9.0)	(21.9)
Increase in prepaid expenses and other current assets	(10.6)	(10.1)
(Decrease) increase in accounts payable	(1.8)	19.7
Decrease in accrued expenses and other current liabilities	(22.1)	(20.3)
Purchase of permanent displays	(20.6)	(21.0)
Other, net	(5.3)	(4.3)
Net cash used for operating activities	(40.1)	(65.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(4.7)
Net cash used for investing activities	(2.7)	(4.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings – third parties	1.8	0.7
Proceeds from the issuance of long-term debt – third parties	163.8	16.3
Repayment of long-term debt – third parties	(207.4)	(17.5)
Proceeds from the issuance of long-term debt – affiliates	38.7	15.0
Repayment of long-term debt – affiliates	(15.5)	—
Capital contribution from affiliate	54.1	—
Advances under the Keepwell Agreement	4.5	4.8
Payment of financing costs	(3.5)	(4.8)
Net cash provided by financing activities	36.5	14.5
Effect of exchange rate changes on cash and cash equivalents	3.6	4.5
Net decrease in cash and cash equivalents	(2.7)	(51.0)
Cash and cash equivalents at beginning of period	56.5	85.8
Cash and cash equivalents at end of period	$53.8	$34.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$51.0	$47.6
Income taxes, net of refunds	1.9	0.6
Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest as a result of the Debt Reduction Transactions	$813.8	$—
Noncash capital contributions from parent of REV Holdings Notes and issuance of stock to affiliates	7.9	—
Issuance of New REV Holdings Notes in exchange for REV Holdings Notes	18.5	—

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(1)    Basis of Presentation

REV Holdings LLC ("REV Holdings" and, together with its subsidiaries, the "Company") is a Delaware limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). Products Corporation is a wholly owned subsidiary of Revlon, Inc.

Until March 24, 2004, the Company owned (a) 11,650,000 shares of Revlon, Inc. Class A common stock (the "Class A Common Stock"), (b) all of the outstanding 31,250,000 shares of Revlon Inc. Class B common stock (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), (c) all of the outstanding 546 shares of Revlon, Inc. Series A preferred stock (the "Series A Preferred Stock") and (d) all of the outstanding 4,333 shares of Revlon, Inc. Series B convertible preferred stock (the "Series B Preferred Stock") (which were convertible, in the aggregate, into 433,333 shares of Class A Common Stock). This ownership represented approximately 62% of the outstanding shares of the Common Stock and approximately 92% of the combined voting power of the Common Stock.

On March 25, 2004, in connection with the Revlon Exchange Transactions (as hereinafter defined) Revlon, Inc. issued 299,969,493 shares of Class A Common Stock (see Note 8), including 9,169,333 shares of Class A Common Stock to REV Holdings in exchange for all of the Revlon, Inc. Series A Preferred Stock and Series B Preferred Stock. As a result of consummating the Revlon Exchange Transactions, the Company owns 20,819,333 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock (representing approximately 14% of the Common Stock and approximately 51% of the combined voting power of the Common Stock). Accordingly, the consolidated financial statements of the Company continue to include the financial results of Revlon, Inc. and its subsidiaries on a consolidated basis.

The REV Holdings membership interest is owned by its sole member, Revlon Holdings LLC ("Holdings"), whose membership interest, in turn, is owned indirectly by Mafco Holdings Inc. ("Mafco Holdings" and, together with its affiliates, "MacAndrews & Forbes"), a corporation owned by Ronald O. Perelman. Until March 24, 2004, Mafco Holdings beneficially indirectly owned approximately 83% of the Common Stock (which represented approximately 97% of the combined voting power of the Common Stock), including shares held directly by its wholly owned subsidiary, MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"). As a result of the Revlon Exchange Transactions, Mafco Holdings beneficially indirectly owns approximately 59.9% of the Common Stock (representing approximately 77.2% of the combined voting power of the Common Stock).

The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s Class A Common Stock at the date of the grant over the amount an employee must pay to acquire such stock. The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$304.1	$(51.2)
Add: Stock-based employee compensation included in reported net income (loss)	0.6	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1.5)	(2.6)
Pro forma net income (loss)	$303.2	$(53.2)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

(2)    Post-retirement Benefits

Pension:

A substantial portion of Products Corporation's employees in the U.S. are covered by defined benefit pension plans. The Company uses September 30 as its measurement date for plan obligations and assets.

Other Post-retirement Benefits:

Products Corporation also has sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of employees and former employees. Participation in this plan is limited to participants enrolled as of December 31, 1993. Products Corporation also administers a medical insurance plan on behalf of Holdings, the cost of which has been apportioned to Holdings under the reimbursement agreements among Revlon, Inc., Products Corporation and MacAndrews Holdings. The Company uses September 30 as its measurement date for plan obligations and assets.

The Medicare Act became law in December 2003 and introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Company's other postretirement benefit plans do provide for such prescription-drug benefits. The Company has made a one-time election to defer accounting for the economic effects of the Medicare Act, as permitted by the Financial Accounting Standards Board ("FASB") Staff Position 106-1. The FASB plans to issue authoritative guidance on the accounting for the subsidies in 2004. The issued guidance could require the Company to change previously reported information.

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

The components of net periodic benefit cost for the plans for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Plans		Other Benefits
	2004	2003	2004	2003
Service cost	$2.5	$2.3	$(1.9)	$0.1
Interest cost	7.6	7.4	(1.4)	0.2
Expected return on plan assets	(6.4)	(5.4)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Amortization of actuarial loss	2.1	2.3	—	—
	5.7	6.4	(3.3)	0.3
Portion allocated to Holdings	—	(0.1)	—	—
	$5.7	$6.3	$(3.3)	$0.3

The Company recognized $3.3 of income in the first quarter of 2004 related to a reduction in the liability for an International post-retirement benefit arrangement whose terms were modified.

(3)    Inventories

	March 31, 2004	December 31, 2003
Raw materials and supplies	$48.3	$48.3
Work-in-process	12.8	11.6
Finished goods	90.7	82.8
	$151.8	$142.7

(4)    Other Assets

Included in other assets are trademarks, net, and patents, net. The amounts outstanding for these intangible assets at March 31, 2004 and December 31, 2003 were as follows: for trademarks, net, $7.4 and $7.5, respectively, and for patents, net, $3.7 and $3.9, respectively. Amortization expense for the three months ended March 31, 2004 and 2003 was $0.4 and $0.4, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.5 annually through December 31, 2009.

(5)    Restructuring and Other Costs, Net

During the first quarter of 2004, the Company revised its estimate of the cost to be incurred related to a previous restructuring program. In 2003, the Company recorded separate charges of $5.9 ($0.5 of which was recorded in the first quarter of 2003) for employee severance and other personnel benefits for 421 employees in certain International operations, as to which 331 employees have been terminated as of March 31, 2004.

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

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

program, termination benefits for 2,457 employees were included in the Company's restructuring charges, and all such employees that were to be terminated had been terminated as of December 31, 2003.

	Balance As of 1/1/04	Expense, Net	Utilized, Net		Balance As of 3/31/04
			Cash	Noncash
Employee severance and other personnel benefits:
2000 program	$1.8	$—	$(0.5)	$—	$1.3
2003 program	5.0	—	(0.2)	0.2	5.0
	6.8	—	(0.7)	0.2	6.3
Leases and equipment write-offs	2.2	(0.7)	1.0	0.2	2.7
	$9.0	$(0.7)	$0.3	$0.4	$9.0

Details of the activities described above during the three-month period ended March 31, 2004 are as follows:

(6)    Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company's results of operations and the value of its foreign assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations and competitive activities.

Geographic areas:	Three Months Ended March 31,
Net sales:	2004	2003
United States	$190.6	$194.8
Canada	15.3	10.1
United States and Canada	205.9	204.9
International	102.5	87.1
	$308.4	$292.0
	March 31, 2004	December 31, 2003
Long-lived assets:
United States	$390.6	$392.9
Canada	4.6	3.9
United States and Canada	395.2	396.8
International	78.8	79.8
	$474.0	$476.6
Classes of similar products:	Three Months Ended March 31,
Net sales:	2004	2003
Cosmetics, skin care and fragrances	$206.9	$197.7
Personal care	101.5	94.3
	$308.4	$292.0

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

(7)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at March 31, 2004 and 2003 was $60.8 and $43.1, respectively. The fair value of the foreign currency forward exchange contracts outstanding at March 31, 2004 and 2003 was $(0.4) and $(0.4), respectively.

(8)    Long-term Debt

On February 12, 2004, Revlon, Inc. announced that its Board of Directors had approved agreements with Fidelity Management & Research Co. ("Fidelity") and MacAndrews & Forbes intended to dramatically strengthen Products Corporation's balance sheet (the "Debt Reduction Transactions"). As a result, Products Corporation's debt was reduced by approximately $804 on March 25, 2004. Revlon, Inc. is committed to reduce Products Corporation's debt by approximately an additional $110 by the end of March 2006.

Fidelity and MacAndrews & Forbes agreed to tender or to cause to be tendered for exchange in exchange offers (together with the other contemporaneously closed Debt Reduction Transactions described below, the "Revlon Exchange Transactions") an aggregate of approximately $441 of outstanding 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes (each as hereinafter defined and collectively, the "Revlon Exchange Notes") for shares of Class A Common Stock, at a ratio of 400 shares of Class A Common Stock for each $1,000 principal amount of 8 1/8% Senior Notes or 9% Senior Notes tendered for exchange and 300 shares of Class A Common Stock for each $1,000 principal amount of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements gave Fidelity the right to elect to receive cash or additional shares of Class A Common Stock in respect of accrued interest payable on the notes it tendered. MacAndrews & Forbes received Class A Common Stock in respect of its accrued interest.

In the Revlon Exchange Transactions, which commenced on February 20, 2004, expired on March 19, 2004 and, as discussed in further detail below, closed on March 25, 2004, holders other than MacAndrews & Forbes and Fidelity were offered the opportunity to exchange their Revlon Exchange Notes for (i) shares of Class A Common Stock at the same exchange ratios or, under certain conditions, (ii) cash up to a maximum of $150 aggregate principal amount of tendered Revlon Exchange Notes, subject to proration. Notes tendered for cash were to receive $830 per $1,000 principal amount for the 8 1/8% Senior Notes, $800 per $1,000 principal amount for the 9% Senior Notes and $620 per $1,000 principal amount for the 8 5/8% Senior Subordinated Notes. Accrued interest was also to be paid on tendered notes in cash or additional shares of Class A Common Stock, at the holder's option. As discussed in more detail below, at the close of the Revlon Exchange Transactions, no cash was paid for any principal amount of the Revlon Exchange Notes.

As part of the Revlon Exchange Transactions, MacAndrews & Forbes also received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25,

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

2004), the Mafco $65 million line of credit (which was nil at March 25, 2004) (each as such loan and line of credit is hereinafter defined) and approximately $24.1 of subordinated promissory notes (the "Loan Conversion Transactions"). Each $1,000 principal amount of indebtedness outstanding under the Mafco $100 million term loan and the 2004 Mafco $125 million term loan was exchanged for 400 shares of Class A Common Stock, and each $1,000 principal amount of indebtedness outstanding under the subordinated promissory notes was exchanged for 300 shares of Class A Common Stock. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged in the Loan Conversion Transaction remain available to Products Corporation, subject to the "Borrowing Limitation" (as hereinafter defined).

Revlon, Inc. agreed with Fidelity not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Transactions and until the termination of the Stockholders Agreement (as described below), under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan in excess of approximately $86.9, which amount represents: (a) $190 (the total commitment under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan) minus (b) approximately $38.7 (representing the aggregate principal amount of borrowings under the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit exchanged by MacAndrews & Forbes for Class A Common Stock in the Loan Conversion Transactions) minus (c) $64.4 (representing the original commitment amount of certain term loan commitments borrowed by Products Corporation on March 25, 2004 under the Credit Agreement (as hereinafter defined) pursuant to the Exchange Bank Amendments discussed below (the "Borrowing Limitation").

REV Holdings owned all of Revlon, Inc.'s outstanding Series A Preferred Stock, which had a par value of $0.01 per share with an aggregate liquidation preference of $54.6, and all of the Series B Preferred Stock. As part of the Revlon Exchange Transactions, MacAndrews & Forbes agreed to cause REV Holdings to exchange each $1,000 of liquidation preference on its shares of Series A Preferred Stock for 160 shares of Class A Common Stock and to convert its shares of Series B Preferred Stock into an aggregate of 433,333 shares of Class A Common Stock.

In another contemporaneous transaction, Revlon, Inc. and Fidelity entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; and (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004. The Stockholders Agreement will terminate at such time as Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock.

On March 25, 2004, Revlon, Inc. consummated the Revlon Exchange Transactions. As a result of the consummation of these transactions, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior Notes and approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for an aggregate of approximately 224.1 million shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the Revlon Exchange Notes. Such amount of Revlon Exchange Notes exchanged included approximately $1.0 of the 9% Senior Notes and approximately $286.7 of the 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 of the 9% Senior Notes, approximately $77.8 of the 8 1/8% Senior Notes and approximately $32.1 of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

MacAndrews & Forbes also exchanged approximately $109.7 of existing indebtedness (including principal and accrued interest) under the Mafco $100 million term loan for approximately 43.9 million shares of Class A Common Stock, approximately $38.9 of existing indebtedness (including principal and accrued interest) under the 2004 Mafco $125 million term loan for approximately 15.6 million shares of

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

Class A Common Stock and approximately $24.1 of indebtedness under certain subordinated promissory notes payable to MacAndrews & Forbes for approximately 7.2 million shares of Class A Common Stock. REV Holdings exchanged all of Revlon, Inc.'s previously outstanding Series A Preferred Stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted all of its shares of Revlon, Inc.'s previously outstanding Series B Preferred Stock into 433,333 shares of Class A Common Stock.

The consummation of the Revlon Exchange Transactions on March 25, 2004, in which Revlon, Inc. issued 299,969,493 shares of Class A Common Stock (and transferred of the Revlon Exchange Notes and other exchanged indebtedness to Products Corporation for cancellation) resulted in (i) the reduction of indebtedness of $803.9 and accrued interest thereon of $9.9, (ii) the exchange of the Series A Preferred Stock, (iii) the conversion of the Series B Preferred Stock, (iv) an increase to additional paid-in-capital of $414.2 which resulted from such issuance of Class A Common Stock to MacAndrews & Forbes and other entities related to it, (v) a gain of $363.6 resulting from such issuance of Class A Common Stock to third parties, (vi) an increase in additional paid-in-capital of $49.9 which resulted from the exchange of indebtedness and accrued interest thereon by MacAndrews & Forbes and other entities related to it and represented the difference between the market value at March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of the indebtedness together with accrued interest thereon and (vii) a loss on early extinguishment of debt of $15.5 which resulted from the exchange of indebtedness and accrued interest thereon by third parties and represented the difference between the market value at March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of the indebtedness exchanged together with accrued interest thereon. Additionally, the Company recognized a loss on early extinguishment of debt of $17.1 in connection with the write-off of unamortized debt issuance costs and debt discount, estimated fees and expenses.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would be unduly disproportionate, Revlon, Inc. indicated that its support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to reduce debt by approximately an additional $110 by the end of March 2006. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the additional $110 of debt reduction.

In connection with closing the Revlon Exchange Transactions on March 25, 2004, Mafco Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock beneficially owned by Mafco Holdings will be deemed to be registerable securities.

Also, in conjunction with the Revlon Exchange Transactions, in February 2004 Products Corporation entered into amendments to its Credit Agreement (the "Exchange Bank Amendments") to provide an additional $64.4 term loan facility, the proceeds of which were used to repay outstanding revolving indebtedness under Products Corporation's Credit Agreement without a reduction in revolving credit commitments. These amendments also reduced the interest rates payable on such loan facility by 0.5%,

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

as compared to other loans under the existing term loan facility of Products Corporation's Credit Agreement, with such rates on these new term loans being, at Products Corporation's option, either (A) the Alternate Base Rate plus 4.0%; or (B) the Eurodollar Rate plus 5.0%. These additional term loans mature on May 30, 2005 and require an amortization payment of $0.7 on November 30, 2004. The Exchange Bank Amendments also permit various aspects of the transactions relating to the Revlon Exchange Transactions, including permitting: (i) the prepayment of the Mafco $100 million term loan and the Mafco $125 million term loan occurring as a result of the indebtedness thereunder outstanding at the consummation of the Revlon Exchange Transactions being fully converted to equity; (ii) the reduction of the commitment of the Mafco $65 million line of credit to its undrawn amount at the consummation of the Revlon Exchange Transactions (which reduction was nil as there was no amount outstanding under the Mafco $65 million line of credit upon the consummation of the Revlon Exchange Transactions); (iii) any proceeds remaining after such transactions to be contributed to Products Corporation and used to prepay or repurchase any of its outstanding indebtedness; (iv) Revlon, Inc. to enter into certain investment or subscription agreements in connection with the Revlon Exchange Transactions; and (v) the aggregate term loan commitments under the Credit Agreement to be increased by $64.4. (See Note 10 to the Unaudited Consolidated Condensed Financial Statements).

Prior to the Revlon Exchange Transactions, in December 2003, Revlon, Inc.'s Board approved two loans from MacAndrews Holdings, one to provide up to $100 million (the "2004 M&F Loan"), if needed, to enable the Company to continue to implement and refine its plan, and the other to provide an additional $25 million (the "$25 million M&F Loan") to be used for general corporate purposes. In January 2004, the 2004 M&F Loan and the $25 million M&F Loan were consolidated into one term loan agreement (the "2004 Mafco $125 million term loan"). The 2004 Mafco $125 million term loan is a senior unsecured multiple-draw term loan with an interest rate of 12% per annum and is on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes in 2003, including that interest on such loans is not payable in cash, but accrues, is added to the principal amount each quarter and will be paid in full at final maturity on December 1, 2005. $38.9 of principal and accrued interest under the 2004 Mafco $125 million term loan was converted into shares of Class A Common Stock in connection with the Revlon Exchange Transactions.

EBITDA (as defined in the Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured waivers of compliance with these covenants for the four quarters ended December 31, 2003. In light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005 (the "January 2004 Bank Amendment"). The January 2004 Bank Amendment to the Credit Agreement included certain other amendments to allow for the continued implementation of the Company's plan, including, among other things: (i) providing exceptions from the limitations under the indebtedness covenant to permit the 2004 Mafco $125 million term loan, (ii) permitting Products Corporation to borrow up to an additional $50 in working capital loans from MacAndrews Holdings or its affiliates, if necessary, (iii) extending the maturity of the Mafco $65 million line of credit until June 30, 2005 and providing that as a condition to Products Corporation borrowing under such line from and after the effective date of the January 2004 Bank Amendment that at least $100 shall have been borrowed under the 2004 Mafco $125 million term loan, (iv) continuing the $20 minimum liquidity covenant, (v) increasing the applicable margin on loans under the Credit Agreement by 0.25%, the incremental cost of which to Products Corporation, assuming

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

the Credit Agreement is fully drawn, would be approximately $0.5 from February 1, 2004 through the end of 2004, and (vi) permitting Revlon, Inc. to guarantee certain classes of Products Corporation's public indebtedness to enable Products Corporation to consummate the Revlon Exchange Transactions and related transactions. (See Note 10 to the Unaudited Consolidated Condensed Financial Statements.)

On October 17, 2003, REV Holdings filed a registration statement on Form S-4 with the Securities & Exchange Commission (the "Commission") with respect to an offer to exchange (the "REV Holdings Exchange Offer") its 12% Senior Secured Notes due 2004 (the "REV Holdings Notes") for 13% Senior Secured Notes due 2007 (the "New REV Holdings Notes"). The REV Holdings Exchange Offer was consummated on January 21, 2004. In connection therewith, REV Holdings issued $18.5 principal amount of New REV Holdings Notes in exchange for a like principal amount of REV Holdings Notes. In addition, at maturity on February 1, 2004, the Company's parent contributed $7.9 principal amount of REV Holdings Notes it held and $54.1 of cash to retire the remaining outstanding REV Holdings Notes. Accordingly, the REV Holdings Notes were classified as a long-term liability in the audited consolidated balance sheet at December 31, 2003.

The New REV Holdings Notes, which bear interest semi-annually and mature on February 1, 2007, are secured by a pledge of 104 shares of Class A Common Stock of Revlon, Inc. per $1,000 principal amount of New REV Holdings Notes, including all dividends, cash instruments and property and proceeds from time to time received in respect of the foregoing shares (collectively, the "Collateral"). In addition, the indenture governing the New REV Holdings Notes (the "New Indenture") contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by REV Holdings, (ii) the creation of additional liens on the Collateral (other than the lien created by the New Indenture), (iii) the payment of dividends on capital stock of REV Holdings and the redemption of capital stock of REV Holdings or any of its direct or indirect parents, (iv) the sale of assets and subsidiary stock (including by way of consolidations, mergers and similar transactions), and (v) transactions with affiliates. All of these limitations and prohibitions, however, are subject to a number of qualifications, which are set forth in the New Indenture.

In connection with the REV Holdings Exchange Offer, GSB Investments Corp., an affiliate of the Company, entered into an agreement with REV Holdings (the "New Keepwell Agreement") which replaced the prior keepwell agreement (the "Keepwell Agreement"), pursuant to which GSB Investments Corp. has agreed to provide REV Holdings with funds equal to any interest payment due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payment on the applicable due date. REV Holdings currently anticipates that it will use advances under the New Keepwell Agreement to pay interest when due under the New REV Holdings Notes.

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

GSB Investments Corp. has advised REV Holdings that it expects either to have cash flow from dividends on its investments or to obtain capital contributions from its affiliates that, in the aggregate, will be sufficient to satisfy its obligations under the New Keepwell Agreement. There can be no assurance,

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

however, that GSB Investments Corp. (a) will have such cash flow, because, among other things, a portion of its investments are pledged and its investees are under no obligation to pay dividends, or (b) could obtain any such contribution or loan because, among other things, its affiliates are under no obligation to provide them to GSB Investments Corp.

The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. In February 2004, GSB Investments Corp. made non-interest bearing advances of $4.5 to REV Holdings under the Keepwell Agreement, which were used to make the interest payments on the REV Holdings Notes. The obligation under the Keepwell Agreement of $28.4 at maturity on February 1, 2004 of the REV Holdings Notes was contributed to the capital of REV Holdings in April 2004.

(9)    Tax Deconsolidation

As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the Mafco Holdings consolidated group (the Mafco Group") for federal income tax purposes. The Internal Revenue Code of 1986, as amended (the "Code") and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the Mafco Group of any consolidated federal net operating losses of the group (CNOLs") that will be available to offset Revlon Inc.'s taxable income and the taxable income of its U.S. subsidiaries for the taxable years beginning after March 25, 2004. It is impossible to estimate accurately the amount of CNOLs that will be allocated to Revlon, Inc. and its U.S. subsidiaries as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the Mafco Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the Mafco Group for the entire consolidated return year ending December 31, 2004. Only the amount of any CNOLs that the Mafco Group does not absorb by December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries for taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that Revlon, Inc. and its U.S. subsidiaries will have approximately $330 in U.S. federal net operating losses and nil for alternative minimum tax losses available as of March 25, 2004. Any losses that Revlon, Inc. and its U.S. subsidiaries may generate after March 25, 2004 will be available for their use and will not be available for the use of the Mafco Group. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

(10)    Subsequent Events

In April 2004, in order to take advantage of what was then a relatively favorable market for refinancings, Products Corporation commenced cash tender offers (the "Tender Offers") to purchase approximately $555 of its senior notes, consisting of any and all of the $363.0 aggregate principal amount outstanding of its 12% Senior Secured Notes, any and all of the $116.2 aggregate principal amount outstanding of its 8 1/8% Senior Notes, and any and all of the $75.5 aggregate principal amount outstanding of its 9% Senior Notes. Products Corporation also announced that in connection with the Tender Offers it expected to enter into a new credit facility (the "New Credit Agreement") to replace its existing $312

REV HOLDINGS LLC
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

Credit Agreement and to privately place approximately $400 in aggregate principal amount of senior notes (the "New Senior Notes", which together with the Tender Offers and the New Credit Agreement are referred to as the "2004 Refinancing Transactions"). Subsequent to the commencement of the Tender Offers, market conditions for debt refinancings worsened considerably and, as a result, on May 13, 2004, Products Corporation announced that due to these unfavorable market conditions it was terminating the Tender Offers and that it was postponing its previously-announced offering of the New Senior Notesand its proposed New Credit Agreement.

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

The Company has accelerated the implementation of its three-part plan. In 2002, the Company began the implementation of the stabilization and growth phase of its plan, which, following detailed evaluations and research, includes the following key actions and investments, among others: (i) increasing advertising and media spending and effectiveness; (ii) increasing the marketing effectiveness of the Company's wall displays, by among other things, reconfiguring wall displays at its existing retail customers, streamlining its product assortment and reconfiguring product placement on its wall displays and rolling out the new wall displays; (iii) enhancing the effectiveness of its merchandiser coverage to improve in-store stock levels and work with its retail customers to improve replenishment of the Company's products on the wall displays and to minimize out-of-stocks at its retail customers; (iv) selectively adjusting prices on certain SKUs (or stock keeping units); (v) further strengthening the Company's new product development process; and (vi) implementing a comprehensive program to develop and train the Company's employees.

In the first quarter of 2004, net sales increased $16.4 or 5.6% to $308.4 as compared to $292.0 in the first quarter of 2003, driven by sales growth in International, including the benefits of favorable foreign currency translation and higher licensing revenues.

In the United States and Canada, net sales increased to $205.9 from $204.9 despite modestly lower shipments, with the increase driven by higher licensing revenues, including from the prepayment of a license renewal fee of $4.7, lower returns and allowances of approximately $9.8, partially offset by the Company's increased brand support of $9.4. In International, net sales increased from $87.1 to $102.5, driven largely by the impact of foreign currency translation and increased unit sales.

Operating income in the first quarter of 2004 was $20.1, as compared to an operating loss of $4.2 in the first quarter of 2003. This improvement reflected the absence in the first quarter of 2004 of growth plan charges, which reduced operating income in the first quarter of 2003 by approximately $11, as well as the benefits of higher net sales in the first quarter of 2004 (including the lower returns and allowances and increase in licensing revenues mentioned above), lower display amortization, and favorability relating to a $3.4 reduction of a liability associated with a modification to an International benefit arrangement. Partially offsetting these drivers of the profitability improvement was higher brand support in the first quarter of 2004.

Market share in the U.S. mass-market for color cosmetics for the Almay and Revlon brands combined was 22.4% for the first quarter of 2004, a decrease of 0.6 share points, as compared with the first quarter of 2003 and an increase of 0.6 share points as compared to the first quarter of 2002. The U.S. mass-market color cosmetics category, as measured by ACNielsen (which excludes certain mass-market retailers), declined by 0.5% for the first quarter of 2004, as compared to the first quarter of 2003. The Company currently expects that the 2004 full-year growth of the total mass-market color cosmetics category, including mass-market retailers which are excluded from ACNielsen's data, will be approximately 3%, as compared to the Company's previous estimate of approximately 4%.

The Company believes that it has strengthened its organizational capability and it intends to continue doing so in 2004. The Company also strengthened its relationships with its key retailers in the U.S., which has led to space gains and increased distribution for 2004 for certain of the Company's products.

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of improving the Company's operating margins. The Company currently anticipates that these initiatives will include, among other things, actions to: (i) further improve the new product development and implementation process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which could include moving certain production for the European markets to the Company's Oxford, North Carolina facility; and (iv) optimize the effectiveness of the Company's marketing and promotions. This stage will also include strengthening the Company's balance sheet and capital structure. Finally, the Company expects that it will continue the training and development of its organization to continue to improve the organization's capability to execute the Company's strategies, while providing enhanced job satisfaction for the Company's employees.

On March 25, 2004 Revlon, Inc. consummated the Revlon Exchange Transactions and reduced Product Corporation's debt by approximately $804. As a result of consummating the Revlon Exchange Transactions, Revlon, Inc. issued an additional 299,969,493 shares of Class A Common Stock and after taking such shares into account now currently has outstanding approximately 338,177,944 shares of Class A Common Stock and 31.25 million shares of Class B Common Stock. MacAndrews & Forbes beneficially owns approximately 221.2 million shares of the Common Stock (representing approximately 59.9% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially own approximately 78.4 million shares of Class A Common Stock (representing approximately 21.2% of the outstanding shares of Common Stock and approximately 12.1% of the combined voting power of the Common Stock); and other stockholders beneficially own approximately 69.8 million shares of Class A Common Stock (representing approximately 18.9% of the outstanding shares of Common Stock and approximately 10.7% of the combined voting power of the Common Stock). Of the shares beneficially owned by MacAndrews & Forbes, REV Holdings currently owns approximately 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock. The Company received an additional commitment from MacAndrews & Forbes to provide funds to support its business plan for 2004 in the form of the 2004 Mafco $125 million term loan. In the first quarter of 2004, the Company also secured the January 2004 Bank Amendment and the Exchange Bank Amendments. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

	Three Months Ended March 31,
	2004	2003	Change	Change
United States and Canada	$205.9	$204.9	$1.0	0.5%
International	102.5	87.1	15.4	17.7	% (1)
	$308.4	$292.0	$16.4	5.6	% (2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 4.2%.
(2)	Excluding the impact of currency fluctuations, consolidated net sales increased 1.0%.

United States and Canada.

The increase in net sales in the U.S. and Canada in the first quarter of 2004 was driven by higher licensing revenues of $4.4 in the first quarter of 2004, primarily from prepayment of $4.7 of a license renewal fee, lower returns and allowances and discounts of $9.8 (including the impact in the first quarter of 2003 of $6.0 related to the stabilization and growth phase of the Company's plan, which began in December 2002) and the favorable impact of foreign currency translation, partially offset by increased brand support of $9.4 and modestly lower shipments. Market share in the U.S. mass-market for color cosmetics for the Revlon and Almay brands combined decreased by 0.6 share points for the first quarter of 2004, as compared to the first quarter of 2003 and an increase of 0.6 share points as compared to the first quarter of 2002. The Revlon brand share declined 0.1 share points in the first quarter of 2004, in part due to lower shipments stemming from new products with fewer SKUs this quarter, as compared to the first quarter of 2003. The Company's Almay brand was down 0.5 share points in the first quarter of 2004, as compared to the first quarter of 2003, partially due to the loss of key retail space at a large U.S. customer. The space has been successfully regained commencing late in the second quarter of 2004. The U.S. mass-market color cosmetics category, as measured by ACNielsen (which excludes certain mass-market retailers), declined by 0.5% for the first quarter of 2004 as compared to the first quarter of 2003. The Company currently expects that the 2004 full-year growth of the total mass-market color cosmetics category, including mass-market retailers which are excluded from ACNielsen's data, will be approximately 3%, as compared to the Company's previous estimate of approximately 4%. In other key categories, the Company gained share in hair color and beauty tools, while market share declined for antiperspirants/deodorants. All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company's largest customer, representing approximately 20.6% of the Company's 2003 worldwide net sales.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

International.

Net sales in the Company's international operations were $102.5 for the first quarter of 2004, compared with $87.1 for the first quarter of 2003, an increase of $15.4 or 17.7%. Excluding the impact of foreign currency fluctuations, international sales increased by 4.2% in the first quarter of 2004, as compared to the first quarter of 2003. Sales in the Company's international operations are divided by the Company into three geographic regions.

In Europe, which is comprised of Europe and the Middle East, net sales increased by $0.7, or 2.4%, to $30.3 for the first quarter of 2004, as compared with the first quarter of 2003. Excluding the impact of foreign currency fluctuations, sales declined by $3.3 or 11.1% in the first quarter of 2004, as compared to the first quarter of 2003. The decline in net sales net of foreign currency fluctuations was due to lower sales in the U.K., stemming from reduced customer inventory levels (which factor the Company estimates contributed to an approximate 7.5% reduction in net sales for the region) and lower sales to distributors in Russia and Germany (which factor the Company estimates contributed to an approximate 5.5% reduction in net sales for the region).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $5.1, or 32.3%, to $20.9 for the first quarter of 2004, as compared with the first quarter of 2003. Excluding the impact of foreign currency fluctuations, sales increased by $4.1 or 26.0% in the first quarter of 2004, as compared to the first quarter of 2003. The increase is primarily due to increased sales in Brazil (which factor the Company estimates contributed to an approximate 16.0% increase in net sales for the region in the first quarter of 2004, as compared with the first quarter of 2003) and increased sales in Venezuela (which factor the Company estimates contributed to an approximate 8.4% increase in net sales for the region in the first quarter of 2004, as compared with the first quarter of 2003) due to improved local economic and business conditions.

In the Far East and Africa, net sales increased by $9.6, or 23.0%, to $51.3 for the first quarter of 2004 as compared with the first quarter of 2003. Excluding the impact of foreign currency fluctuations, sales increased $2.8 or 6.7% in the first quarter of 2004, as compared to the first quarter of 2003. This increase was driven by higher sales in Australia, Japan, New Zealand and South Africa related to favorable economic conditions and strong brand marketing activities (which factor the Company estimates contributed to an approximate 8.6% increase in net sales for the region).

Net sales in the Company's international operations in the normal course are subject to the risk of being adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations and competitive activities.

During 2002, the Company experienced production difficulties with its principal third-party manufacturer for Europe and certain other international markets. On October 31, 2002, Products Corporation and such manufacturer terminated the long-term supply agreement and entered into a new, more flexible agreement. This new agreement has significantly reduced volume commitments and, among other things, Products Corporation loaned such supplier approximately $2.0. To address the past production difficulties, under the new arrangement, the supplier can earn performance-based payments of approximately $6.3 over a 4-year period contingent upon the supplier achieving specific production service level objectives. During 2003, the Company paid approximately $1.6, and in 2004 paid approximately an additional $1.8. Under the new arrangement, Products Corporation also sources certain products from its Oxford facility and other suppliers. Under the new supply arrangement, the Company believes that the production difficulties with this third-party manufacturer were resolved during 2003.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

Gross profit:

	Three Months Ended March 31,
	2004	2003	Change
Gross profit	$191.3	$180.5	$10.8

The $10.8 increase in gross profit for first quarter of 2004 is primarily due to favorable exchange of $8.1, higher licensing and other revenue of $4.7 in 2004 (primarily from the prepayment of a $4.7 license renewal fee), a $2.0 benefit to gross profit as a result of the aforementioned reduction of an International benefit liability and lower sales returns, allowances and discounts of $9.7. The first quarter of 2003 was adversely impacted by increased returns in connection with the stabilization and growth phase of the Company's plan. Such increases in gross profit in first quarter of 2004 were partially offset by higher brand support of $11.0 and unfavorable product sales mix.

SG&A expenses:

	Three Months Ended March 31,
	2004	2003	Change
SG&A expenses	$171.9	$184.2	$12.3

The decrease in selling, general and administrative expenses ("SG&A") for first quarter of 2004, as compared to first quarter of 2003, is due primarily to lower professional fees of $4.8 (the first quarter of 2003 included expenses related to the stabilization and growth phase of the Company's plan), lower consumer promotion spending of $3.7, the reduction of $1.4 due to the aforementioned reduction of an International benefit liability and lower depreciation and amortization of $2.8.

Restructuring (benefit) costs:

	Three Months Ended March 31,
	2004	2003	Change
Restructuring (benefit) costs	$(0.7)	$0.5	$1.2

During the first quarter of 2004, the Company revised its estimate of the cost to be incurred related to a previous restructuring program. In the first quarter of 2003, the Company recorded a charge of $0.5 for employee severance and other personnel benefits in certain International operations.

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on closing the Company's manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

Other expenses (income):

	Three Months Ended March 31,
	2004	2003	Change
Interest expense	$45.9	$43.9	$(2.0)

The increase in interest expense for the first quarter of 2004, as compared to the first quarter of 2003, is primarily due to higher overall borrowings during the first quarter of 2004, including amounts borrowed under the Credit Agreement and the 2003 Mafco Loans (as defined below) and higher interest rates under the Credit Agreement as a result of the January 2004 Bank Amendment.

	Three Months Ended March 31,
	2004	2003	Change
Loss on early extinguishment on debt	$32.6	$—	$(32.6)

The loss on early extinguishment of debt in the first quarter of 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Gain on issuance of subsidiary stock:

	Three Months Ended March 31,
	2004	2003	Change
Gain on issuance of subsidiary stock	$(363.6)	$—	$363.6

REV Holdings recognized a gain on issuance of Revlon, Inc. Class A Common Stock to third parties in connection with the Revlon Exchange Transactions. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Provision for income taxes:

	Three Months Ended March 31,
	2004	2003	Change
Provision for income taxes	$0.8	$0.9	$0.1

The decrease in the provision for income taxes in the first quarter of 2004, as compared with the first quarter of 2003, was primarily attributable to the resolution of various tax audits, which reduced tax expense by approximately $1.7, partially offset by higher taxable income in certain markets outside the U.S.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities in the first quarter of 2004 decreased to $40.1, as compared to $65.3 for the first quarter 2003. This improvement resulted primarily from higher operating income, lower

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

accounts receivable and inventories, partially offset by lower accounts payable. The Company received $4.7 in the first quarter of 2004 related to a license renewal fee under a licensing agreement.

Net cash used for investing activities was $2.7 and $4.7 for the first quarters of 2004 and 2003, respectively. Net cash used for investing activities for the first quarters of 2004 and 2003 consisted of capital expenditures.

Net cash provided by financing activities was $36.5 and $14.5 for the first quarters of 2004 and 2003, respectively. Net cash provided by financing activities for the first quarter of 2004 included cash drawn under the Credit Agreement, including the additional $64.4 term loan pursuant to the Exchange Bank Amendments, the 2004 $125 million Mafco Loan and the $65 million Mafco line of credit, a capital contribution from an affiliate to retire the REV Holdings Notes and advances under the New Keepwell Agreement, partially offset by the repayment of borrowings under the Credit Agreement and the Mafco $65 million line of credit and payment of financing costs. Net cash provided by financing activities for the first quarter of 2003 included cash drawn under the Credit Agreement, the MacAndrews & Forbes $100 million term loan and an advance under the Keepwell Agreement, partially offset by the repayment of borrowings under the Credit Agreement and payment of financing costs.

On November 30, 2001, Products Corporation entered into a credit agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of March 31, 2004, the 2001 Credit Agreement provided up to $311.9, which is comprised of a $179.8 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). Products Corporation had utilized $245 under the 2001 Credit Agreement and had approximately $249 of available liquidity from available sources at March 31, 2004. (See Note 10 to the Unaudited Consolidated Condensed Financial Statements.)

The 2004 Debt Reduction Transactions

As a result of the Debt Reduction Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 on March 25, 2004. Revlon, Inc. is committed to reduce Products Corporation's debt by approximately an additional $110 by the end of March 2006.

As part of the Revlon Exchange Transactions, MacAndrews & Forbes received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25, 2004), the Mafco $65 million line of credit (which was nil at March 25, 2004) and approximately $24.1 of subordinated promissory notes. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged in the Loan Conversion Transactions remain available to Products Corporation, subject to the Borrowing Limitation.

Revlon, Inc. agreed with Fidelity not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Transactions and until the termination of the Stockholders Agreement, under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan in excess of approximately $86.9, which amount represents: (a) $190 (the total commitment under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan) minus (b) approximately $38.7 (representing the aggregate principal amount of borrowings under the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit exchanged by MacAndrews & Forbes for Class A Common Stock in the Loan Conversion Transactions) minus (c) $64.4 (representing the original commitment amount of certain term loan commitments borrowed by Products Corporation on March 25, 2004 under the Credit Agreement pursuant to the Exchange Bank Amendments).

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

On March 25, 2004, Revlon, Inc. consummated the Revlon Exchange Transactions. As a result of the consummation of these transactions, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior Notes and approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for an aggregate of approximately 224.1 million shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the Revlon Exchange Notes. Such amount of Revlon Exchange Notes exchanged included approximately $1.0 of the 9% Senior Notes and approximately $286.7 of the 8 1/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 of the 9% Senior Notes, approximately $77.8 of the 8 1/8% Senior Notes and approximately $32.1 of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

MacAndrews & Forbes also exchanged approximately $109.7 of existing indebtedness (including principal and accrued interest) under the Mafco $100 million term loan for approximately 43.9 million shares of Class A Common Stock, approximately $38.9 of existing indebtedness (including principal and accrued interest) under the 2004 Mafco $125 million term loan for approximately 15.6 million shares of Class A Common Stock and approximately $24.1 of indebtedness under certain subordinated promissory notes payable to MacAndrews & Forbes for approximately 7.2 million shares of Class A Common Stock. REV Holdings exchanged all of Revlon, Inc.'s previously outstanding Series A Preferred Stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted all of its shares of Revlon, Inc.'s previously outstanding Series B Preferred Stock into 433,333 shares of Class A Common Stock.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would be unduly disproportionate, Revlon, Inc. indicated that its support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to reduce debt by approximately an additional $110 by the end of March 2006. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the additional $110 of debt reduction.

Also, in conjunction with the Revlon Exchange Transactions, Products Corporation obtained the Exchange Bank Amendments to provide an additional $64.4 term loan facility, the proceeds of which were used to repay outstanding revolving indebtedness under Products Corporation's Credit Agreement without a reduction in revolving credit commitments. These amendments also reduced the interest rates payable on such term loan facility by 0.5%, as compared to the interest rates payable on loans under the existing term loan facility of Products Corporation's Credit Agreement, with such rates on these new term loans being, at Products Corporation's option, either (A) the Alternate Base Rate plus 4.0%; or (B) the Eurodollar Rate plus 5.0%. These new additional term loans mature on May 30, 2005 and require an amortization payment of $0.7 on November 30, 2004. The Exchange Bank Amendments also permit various aspects of the transactions relating to the Revlon Exchange Transactions, including permitting: (i) the prepayment of the Mafco $100 million term loan and the Mafco $125 million term loan occurring as

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

a result of the indebtedness thereunder outstanding at the consummation of the Revlon Exchange Transactions being fully converted to equity; (ii) the reduction of the commitment of the Mafco $65 million line of credit to its undrawn amount at the consummation of the Revlon Exchange Transactions (which reduction was nil as there was no amount outstanding under the Mafco $65 million line of credit at the consummation of the Revlon Exchange Transactions); (iii) any proceeds remaining after such transactions to be contributed to Products Corporation and used to prepay or repurchase any of its outstanding indebtedness; (iv) Revlon, Inc. to enter into certain investment or subscription agreements in connection with the Revlon Exchange Transactions; and (v) the aggregate term loan commitments under the Credit Agreement to be increased by $64.4 million. (See Note 10 to the Unaudited Consolidated Condensed Financial Statements.)

EBITDA (as defined in the Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the EBITDA covenant of the Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured the January 2004 Bank Amendment that included waivers of compliance with these covenants for the four quarters ended December 31, 2003 and, in light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005. The January 2004 Bank Amendment to the Credit Agreement included certain other amendments to allow for the continued implementation of the Company's plan, including, among other things: (i) providing exceptions from the limitations under the indebtedness covenant to permit the 2004 Mafco $125 million term loan, (ii) permitting Products Corporation to borrow up to an additional $50 in working capital loans from MacAndrews Holdings or its affiliates, if necessary, (iii) extending the maturity of the Mafco $65 million line of credit until June 30, 2005 and providing that as a condition to Products Corporation borrowing under such line from and after the effective date of the January 2004 Bank Amendment that at least $100 shall have been borrowed under the 2004 Mafco $125 million term loan, (iv) continuing the $20 minimum liquidity covenant, (v) increasing the applicable margin on loans under the Credit Agreement by 0.25%, the incremental cost of which to Products Corporation, assuming the Credit Agreement is fully drawn, would be approximately $0.5 from February 1, 2004 through the end of 2004, and (vi) permitting Revlon, Inc. to guarantee certain classes of Products Corporation's public indebtedness to enable Products Corporation to consummate the Revlon Exchange Transactions and related transactions.

The 2004 M&F Loan and $25 million M&F Loan were consolidated into the 2004 Mafco $125 million term loan. The 2004 Mafco $125 million term loan is a senior unsecured multiple-draw term loan at an interest rate of 12% per annum, and which is on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes earlier in 2003 (the latter of which was fully converted into equity in connection with the Revlon Exchange Transactions), including that interest on such loans is not payable in cash, but accrues and is added to the principal amount each quarter and will be paid in full at final maturity on December 1, 2005. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements for important information concerning the 2004 Mafco $125 million term loan.)

2003 Financing Transactions

In February 2003 Revlon, Inc. entered into an investment agreement with MacAndrews Holdings (the "2003 Investment Agreement") pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "2003 Rights Offering"), pursuant to which Revlon, Inc. issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

for by the public and 14,590,347 shares issued to MacAndrews Holdings in a private placement (representing the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews Holdings would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of Revlon, Inc.'s Class A Common Stock offered in the 2003 Rights Offering).

In addition, in connection with the 2003 Investment Agreement, MacAndrews Holdings also made available a $100 term loan to Products Corporation (the "Mafco $100 million term loan"). Until it was exchanged for equity in connection with the Revlon Exchange Transactions, the Mafco $100 million term loan had a final maturity date of December 1, 2005 and interest on such loan of 12.0% was not payable in cash, but accrued and was added to the principal amount each quarter and was to have been paid in full at final maturity. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements for important information concerning the Mafco $100 million term loan.)

Additionally, MacAndrews Holdings also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "Mafco $65 million line of credit") (the Mafco $100 million term loan and the Mafco $65 million line of credit, each as amended, are referred to as the "2003 Mafco Loans") and which was originally to be available to Products Corporation through December 31, 2004. The Mafco $65 million line of credit bears interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate was 8.50% as of March 31, 2004). However, in connection with the January 2004 Bank Amendment of Products Corporation's Credit Agreement, Products Corporation and MacAndrews Holdings agreed to extend the maturity of the Mafco $65 million line of credit to June 30, 2005 and to subject the availability of funds under such line of credit to the condition that an aggregate principal amount of $100 have been drawn under the 2004 Mafco $125 million term loan.

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit and advances under the New Keepwell Agreement. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements.) The Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, Products Corporation's 12% Senior Secured Notes, Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes"), Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") and Products Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes") contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt.

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
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

The Company previously estimated that charges related to the implementation of its plan for 2002, 2003 and 2004 would not exceed $160. The Company recorded charges of approximately $104 in 2002 and approximately $31 in 2003 related to the implementation of the stabilization and growth phase of its plan. The Company currently does not expect to record any additional charges during 2004 in connection with its plan. The Company expects that cash payments related to the foregoing charges that it has previously recorded with respect to its plan will be approximately $100 during 2003 and 2004, of which the Company paid approximately $80 in 2003 and approximately $5 in the first quarter of 2004.

The Company developed a new design for its wall displays (which the Company is continuing to refine as part of the implementation of its plan) and began installing them at certain customers' retail stores during 2002, which it continued during 2003 and 2004. While most of the new wall displays were installed during 2002 and 2003, the Company is continuing to install the remainder of the new wall displays during 2004. The Company is also reconfiguring existing wall displays at its retail customers. Accordingly, the Company has accelerated the amortization of its old wall displays. The Company estimates that purchases of wall displays for 2004 will be approximately $50 to $60.

The Company estimates that capital expenditures for 2004 will be approximately $20 to $25. The Company estimates that cash payments related to the restructuring programs referred to in Note 5 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be approximately $15 to $22 in 2004.

The Company expects that operating revenues, cash on hand and funds available for borrowing under the Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit and advances under the New Keepwell Agreement will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the debt service requirements of the Company and its subsidiaries for 2004 and interest on the New REV Holdings Notes. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements.) The U.S. mass-market color cosmetics category during 2003 and the first quarter of 2004 was softer than expected. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan. To help fund the costs and expenses of the continued implementation of the Company's plan, in July 2003, MacAndrews Holdings agreed to make available to Products Corporation in 2003 the full $65 under the Mafco $65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. Additionally, MacAndrews & Forbes has provided Products Corporation with the 2004 Mafco $125 million term loan, which is on terms that are substantially the same as the Mafco $100 million term loan (the latter of which was fully converted into equity in connection with the Revlon Exchange Transactions). As of May 3, 2004, Products Corporation had drawn $270.0 under the Credit Agreement, none of the Mafco $65 million line of credit and none of the 2004 Mafco $125 million term loan. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements for important information concerning the Mafco $100 million term loan, Mafco $65 million line of credit and the 2004 Mafco $125 million term loan.) The Credit Agreement, the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan are intended to continue to help fund the continued implementation of, and refinement to, the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they become due in 2004 and 2005. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the continued implementation of, and refinement to, the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring its or its subsidiaries' indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity or debt securities of Revlon, Inc. or selling its equity securities or reducing other discretionary spending. The Company will have substantial debt maturing in 2005, which will require refinancing, consisting of $309.9 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Senior Secured Notes, as well as any amounts borrowed under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements for important information concerning recent amendments to the Credit Agreement.) (See Note 10 to the Unaudited Consolidated Condensed Financial Statements.)

Products Corporation's EBITDA, as defined in the Credit Agreement, was approximately $144.4 for the four quarters ended December 31, 2003. As a result, Products Corporation would not have been in compliance with the Credit Agreement's EBITDA and leverage ratio covenants, had they been in effect at that time. The Company expects that Products Corporation will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2005 because Products Corporation does not expect that its operating results, including after giving effect to various actions under the Company's plan, will allow Products Corporation to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2004. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement was $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004 and thereafter eliminated for the four quarters ending March 31, 2004, June 30, 2004 and September 30, 2004) and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter (which covenant was waived through January 31, 2005). The leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was eliminated for the four quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 and waived through January 31, 2005 for the four fiscal quarters ending December 31, 2004). In addition, after giving effect to the January 2004 Bank Amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While Products Corporation's expects that its bank lenders will consent to such amendment or waiver, there can be no assurance that they will or that they will do so on terms that are favorable to Products Corporation. If Products Corporation is unable to obtain such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties or the sale of additional equity or debt securities of Revlon, Inc. In the event that Products Corporation is unable obtain such a waiver

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

or amendment and Products Corporation were not able to refinance or repay the Credit Agreement, Products Corporation's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2004 would constitute an event of default under Products Corporation's Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing Products Corporation's 12% Senior Secured Notes, 9% Senior Notes, 8 1/8% Senior Notes and 8 5/8% Senior Subordinated Notes if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture. Further, the lenders under Products Corporation's Credit Agreement could proceed against the collateral securing indebtedness under the Credit Agreement. If these lenders were to foreclose upon this collateral, which includes the capital stock of Products Corporation, the value of Revlon, Inc.'s Common Stock would be substantially diminished or eliminated. (See "The 2004 Debt Reduction Transactions" above and Note 10 to the Unaudited Consolidated Condensed Financial Statements.)

There can be no assurance that the Company would be able to take any of the actions referred to in the preceding two paragraphs because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, Products Corporation's inability to reach agreement with its bank lenders on refinancing terms that are acceptable to the Company before the waiver of its financial covenants expires on January 31, 2005, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution. The terms of the Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, the 12% Senior Secured Notes, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Stock Plan.

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

The New REV Holdings Notes, which bear interest semi-annually and mature on February 1, 2007, are secured by the Collateral. In addition, the New Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by REV Holdings, (ii) the creation of additional liens on the Collateral (other than the lien created by the New Indenture), (iii) the payment of dividends on capital stock of REV Holdings and the redemption of capital stock of REV Holdings or any of its direct or indirect parents, (iv) the sale of assets and subsidiary stock (including by way of

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

consolidations, mergers and similar transactions), and (v) transactions with affiliates. All of these limitations and prohibitions, however, are subject to a number of qualifications, which are set forth in the New Indenture.

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

GSB Investments Corp. has advised REV Holdings that it expects either to have cash flow from dividends on its investments or to obtain capital contributions from its affiliates that, in the aggregate, will be sufficient to satisfy its obligations under the New Keepwell Agreement. There can be no assurance, however, that GSB Investments Corp. (a) will have such cash flow, because, among other things, a portion of its investments are pledged and its investees are under no obligation to pay dividends, or (b) could obtain any such contribution or loan because, among other things, its affiliates are under no obligation to provide them to GSB Investments Corp.

The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. In February 2004, GSB Investments Corp. made non-interest bearing advances of $4.5 to REV Holdings under the Keepwell Agreement, which were used to make the interest payments on the REV Holdings Notes. The obligation under the Keepwell Agreement of $28.4 at maturity on February 1, 2004 of the REV Holdings Notes was contributed to the capital of REV Holdings in April 2004.

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
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

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

REV Holdings, as a single-member limited liability company, is a disregarded entity for federal and state income tax purposes. REV Holdings' income and loss are included in the consolidated federal income tax return filed by the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group"). In March 1993, REV Holdings and Mafco Holdings entered into a tax sharing agreement (as amended, the "1993 Tax Sharing Agreement") pursuant to which, for all taxable periods beginning on or after January 1, 1993, REV Holdings will pay to Mafco Holdings amounts equal to the taxes that REV Holdings would otherwise have had to pay if it were to file separate federal, state and local income tax returns for itself, excluding Revlon, Inc. and its subsidiaries (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the tax liability relating to any such period that is attributable to REV Holdings). In connection with the conversion of REV Holdings Inc. into a limited liability company in December 2002, the 1993 Tax Sharing Agreement was amended to provide that REV Holdings will make any tax sharing payment to Mafco Holdings as if it were a taxable corporation. No tax sharing payment was required to be paid for 2004 pursuant to the 1993 Tax Sharing Agreement.

As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the Mafco Group for federal income tax purposes. The Code and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the Mafco Group of any CNOLs that will be available to offset the Revlon Inc.'s taxable income and the taxable income of its U.S. subsidiaries for the taxable years beginning after March 25, 2004. It is impossible to estimate accurately the amount of CNOLs that will be allocated to Revlon, Inc. as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the Mafco Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the Mafco Group for the entire consolidated return year ending December 31, 2004. Only the amount of any CNOLs that the Mafco Group does not absorb by December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries for Revlon, Inc.'s taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that Revlon, Inc. will have approximately $330 in U.S. federal net operating losses and nil for alternative minimum tax losses available to Revlon, Inc. as of March 25, 2004. Any losses that Revlon, Inc. and its U.S. subsidiaries may generate after March 25, 2004 will be available to Revlon, Inc. for its use and its U.S. subsidiaries' use and will not be available for the use of the Mafco Group. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

exchange contracts with a notional amount of $60.8 outstanding at March 31, 2004. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2004 was $(0.4).

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes (with the exception of the elimination of approximately $804 in debt in conjunction with the Revlon Exchange Transactions) outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements.) The following table reflects the materially reduced long-term debt obligations after the Revlon Exchange Transactions:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of March 31, 2004	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$1,122.1	Nil	$795.1	$327.0	Nil

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

Effect of Proposed Accounting Standard

In April 2003, the FASB announced it will require all companies to expense the fair value of employee equity-based awards. The FASB issued an exposure draft in the first quarter of 2004 that could become effective in 2005. Until a new statement is issued, the provisions of APB Opinion No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any new statement regarding employee equity-based awards when a new statement is issued.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2003. The following table presents the information required by Item 7A as of March 31, 2004:

	Expected maturity date for the year ended December 31,						Total	Fair Value March 31, 2004
	2004	2005	2006	2007	2008	Thereafter
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$29.8						$29.8	$29.8
Average interest rate (a)	3.4%
Long-term fixed rate – third party ($US)		$357.1	$191.7	$18.5	$327.0		894.3	889.2
Average interest rate		12.0%	8.5%	13.0%	8.6%
Long-term variable rate – third party ($US)		224.4 *					224.4	224.4
Average interest rate (a)		6.7%
Long-term variable rate – third party (various currencies)		3.4 *					3.4	3.4
Average interest rate (a)		9.5%
Total debt	$29.8	$584.9	$191.7	$18.5	$327.0	$—	$1,151.9	$1,146.8

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2004	Fair Value March 31, 2004
Sell Hong Kong Dollars/Buy USD	0.1287	$0.2	$0.2	$—
Buy Euros/Sell USD	1.2152	4.1	4.1	—
Sell British Pounds/Buy USD	1.7999	6.4	6.4	—
Sell Australian Dollars/Buy USD	0.7531	12.6	12.7	0.1
Sell Canadian Dollars/Buy USD	0.7515	20.0	19.8	(0.2)
Sell South African Rand/Buy USD	0.1431	6.9	6.5	(0.4)
Buy Australian Dollars/Sell New Zealand Dollars	1.1219	4.9	5.0	0.1
Buy British Pounds/Sell Euros	0.6737	5.7	5.7	—
Total forward contracts		$60.8	$60.4	$(0.4)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2004.
*	Represents Products Corporation's Credit Agreement which matures in May 2005.

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
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's plans to update its retail presence and improve the marketing effectiveness of its retail wall displays by installing newly-reconfigured wall displays and reconfiguring existing wall displays at its retail customers (and its estimates of the costs of such wall displays, the effects of such plans on the accelerated amortization of existing wall displays and the estimated amount of such amortization);

(ii)	the Company's plans to increase its advertising and media spending and improve the effectiveness of its advertising;

(iii)	the Company's plans to introduce new products and further strengthen its new product development process;

(iv)	the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	the Company's plans to implement comprehensive programs to develop and train its employees;

(vi)	the Company's future financial performance, including the Company's belief that its plan is proving effective and that it has strengthened its organizational capability (and its expectation to do so in 2004) and that it has strengthened its relationships with its key retailers in the U.S.;

(vii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities and category weakness;

(viii)	the charges and the cash costs resulting from implementing and refining the Company's plan and the timing of such costs, as well as the Company's expectations as to improved revenues and achieving profitability over the long term as a result of such phase of its plan and the Company's plans to continue to fund brand support;

(ix)	the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, with the objective of improving its operating profit margins;

(x)	the Company's plans to further improve the new product development and implementation process;

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

(xi)	the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(xii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically;

(xiii)	the Company's plans to optimize the effectiveness of its marketing and promotions and merchandiser coverage;

(xiv)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xv)	operating revenues, cash on hand and availability of borrowings under the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, Products Corporation's Credit Agreement, other permitted lines of credit and advances under the New Keepwell Agreement being sufficient to satisfy the Company's cash requirements in 2004, and the availability of funds from Products Corporation's Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan, other permitted lines of credit and advances under the New Keepwell Agreement, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc.;

(xvi)	the availability of advances under the New Keepwell Agreement being sufficient to satisfy REV Holdings' cash requirements, GSB Investments Corp.'s plan to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it does not have sufficient cash flow from dividends on its investments or the sale of equity securities of REV Holdings to pay the principal amount at maturity of the New REV Holdings Notes;

(xvii)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, such as the purchase and reconfiguration of wall displays and increases in advertising and media, capital expenditure requirements, including charges and costs in connection with the ERP System, payments in connection with the Company's restructuring programs and debt service payments, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs and debt service payments (including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes);

(xviii)	matters concerning the Company's market-risk sensitive instruments;

(xix)	the effects of the Company's adoption of certain accounting principles;

(xx)	Products Corporation obtaining a further waiver or amendment of various provisions of its Credit Agreement, including the EBITDA and leverage ratio covenants, or refinancing or repaying such debt before January 31, 2005 in the event such waiver or amendment is not obtained;

(xxi)	the Company's plan to refinance certain of Products Corporation's debt and the amounts and timing of such transactions and the estimated impact of such transactions on the Company's financial performance; and

(xxii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing and reducing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2004 and Current Reports on Form 8-K filed with the Commission in 2004 (which, among other places, can be found on the Commission's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;

(ii)	difficulties or delays in, or unanticipated costs associated with, developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;

(iii)	difficulties or delays in, or unanticipated costs associated with, developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development process;

(iv)	difficulties or delays in, or unanticipated costs associated with, implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	difficulties or delays in, or unanticipated costs associated with, implementing comprehensive programs to train the Company's employees;

(vi)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(vii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions, military actions and terrorist activities, and in trade, monetary, fiscal and tax policies in international markets;

(viii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan;

(ix)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the accelerated growth phase of its plan, with the objective of improving its operating profit margins;

(x)	difficulties, delays or unanticipated costs in implementing the Company's plans to further improve the new product development and implementation process;

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Continued
(dollars in millions, except per share data)

(xi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(xii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically;

(xiii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing and promotions or merchandiser coverage;

(xiv)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xv)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, or the unavailability of funds under Products Corporation's Credit Agreement, the Mafco $65 million line of credit, the 2004 Mafco $125 million term loan or other permitted lines of credit selling additional shares of Revlon, Inc. or equity securities of REV Holdings;

(xvi)	advances under the New Keepwell Agreement being insufficient to satisfy REV Holdings' cash requirements or GSB Investments Corp.'s inability to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it has not received sufficient dividend income from its investments;

(xvii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs or debt service payments;

(xviii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xix)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xx)	difficulties, delays or inability to obtain a further waiver or amendment of the EBITDA and leverage ratio covenants under the Credit Agreement or refinancing or repaying such debt on or before January 31, 2005 in the event such waiver or amendment is not obtained;

(xxi)	difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt maturing in 2005 and 2006, including the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for indebtedness of Products Corporation and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions and to secure any required Board, stockholder, lender or regulatory approvals; and

(xxii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REV HOLDINGS LLC AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Section 302 CEO certification. Filed herewith.

31.2	Section 302 CFO certification. Filed herewith.

32.1	Section 906 CEO certification. Furnished herewith.

32.2	Section 906 CFO certification. Furnished herewith.

(b)	Reports on Form 8-K – None

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004

REV HOLDINGS LLC
Registrant
By: /s/ Todd J. Slotkin
Todd J. Slotkin Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Manager