Form 10-Q
period 2005-06-30
REV HOLDINGS LLC
filed 2005-08-11
CIK 1035678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                                                  to

Commission file number 333-23451

REV HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	13-3933701
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
35 East 62nd Street, New York, New York	10021
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 212-572-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).        Yes             No X

As of June 30, 2005, the registrant's membership interest is held by Revlon Holdings LLC.

Total Pages − 39

PART I FINANCIAL INFORMATION

1.    Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.7	$120.8
Trade receivables, less allowances of $16.5 and $19.0 as of June 30, 2005 and December 31, 2004, respectively	148.4	200.6
Inventories	190.2	154.7
Prepaid expenses and other	69.5	69.7
Total current assets	474.8	545.8
Property, plant and equipment, net	115.9	118.7
Other assets	149.2	149.9
Goodwill, net	186.1	186.1
Total assets	$926.0	$1,000.5
LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities:
Short-term borrowings – third parties	$37.5	$36.6
Current portion of long-term debt – third parties	—	10.5
Accounts payable	99.7	95.2
Accrued expenses and other	268.4	284.2
Total current liabilities	405.6	426.5
Long-term debt – third parties	1,355.5	1,326.7
Long-term debt – affiliates	2.4	1.2
Other long-term liabilities	294.2	294.6
Member's deficiency:
Member's interest	—	—
Additional paid-in capital	955.4	955.6
Accumulated deficit since June 24, 1992	(1,951.2)	(1,867.3)
Deferred compensation	(9.2)	(12.5)
Accumulated other comprehensive loss	(126.7)	(124.3)
Total member's deficiency	(1,131.7)	(1,048.5)
Total liabilities and member's deficiency	$926.0	$1,000.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$318.3	$316.1	$619.2	$624.5
Cost of sales	118.9	118.4	233.1	235.5
Gross profit	199.4	197.7	386.1	389.0
Selling, general and administrative expenses	200.0	199.4	387.1	371.3
Restructuring (benefit) costs and other, net	(0.2)	0.1	1.5	(0.6)
Operating (loss) income	(0.4)	(1.8)	(2.5)	18.3
Other expenses (income):
Interest expense	32.4	29.5	62.7	75.4
Interest income	(1.8)	(1.1)	(3.4)	(2.1)
Amortization of debt issuance costs	1.7	3.3	3.3	5.9
Foreign currency (gains) losses, net	(1.2)	3.0	1.3	1.6
Loss on early extinguishment of debt	1.5	—	9.0	32.6
Gain on issuance of subsidiary stock	—	—	—	(363.6)
Miscellaneous, net	0.2	2.4	1.6	2.5
Other expenses (income), net	32.8	37.1	74.5	(247.7)
(Loss) income before income taxes	(33.2)	(38.9)	(77.0)	266.0
Provision for income taxes	3.3	1.3	6.9	2.1
Net (loss) income	$(36.5)	$(40.2)	$(83.9)	$263.9

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Additional Paid-In- Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Member's Deficiency
Balance, January 1, 2005	$955.6	$(1,867.3)	$(12.5)	$(124.3)	$(1,048.5)
Stock-based compensation	(0.2)		0.2		—
Amortization of deferred compensation			3.1		3.1
Comprehensive loss:
Net loss		(83.9)			(83.9)
Revaluation of foreign currency forward exchange contracts				2.6	2.6
Currency translation adjustment				(5.0)	(5.0)
Total comprehensive loss					(86.3)
Balance, June 30, 2005	$955.4	$(1,951.2)	$(9.2)	$(126.7)	$(1,131.7)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(83.9)	$263.9
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	48.6	52.9
Amortization of debt discount	—	1.6
Stock compensation amortization	3.1	2.1
Loss on early extinguishment of debt	9.0	19.3
Gain on issuance of subsidiary stock	—	(363.6)
Change in assets and liabilities:
Decrease in trade receivables	47.5	11.0
Increase in inventories	(39.7)	(17.8)
Increase in prepaid expenses and other current assets	(0.3)	(10.5)
Increase in accounts payable	6.9	8.0
Decrease in accrued expenses and other current liabilities	(11.9)	(32.4)
Purchase of permanent displays	(28.5)	(33.0)
Other, net	1.2	(6.1)
Net cash used for operating activities	(48.0)	(104.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.6)	(8.1)
Investment in debt defeasance trust	(197.9)	—
Liquidation of investment in debt defeasance trust	197.9	—
Net cash used for investing activities	(9.6)	(8.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings – third parties	2.2	6.3
Proceeds from the issuance of long-term debt – third parties	310.0	325.0
Repayment of long-term debt – third parties, including prepayment fee and premiums	(297.9)	(306.8)
Proceeds from the issuance of long-term debt – affiliates	—	42.7
Repayment of long-term debt – affiliates	—	(15.5)
Capital contribution from affiliate	—	54.1
Advances under the Keepwell Agreement	1.2	4.5
Payment of financing costs	(8.9)	(3.5)
Net cash provided by financing activities	6.6	106.8
Effect of exchange rate changes on cash and cash equivalents	(3.1)	1.1
Net decrease in cash and cash equivalents	(54.1)	(4.8)
Cash and cash equivalents at beginning of period	120.8	56.5
Cash and cash equivalents at end of period	$66.7	$51.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$61.5	$81.3
Income taxes, net of refunds	8.1	8.5
Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest to Class A Common Stock	$—	$813.8
Noncash capital contributions from parent of REV Holdings Notes and issuance of stock to affiliates	—	7.9
Issuance of New REV Holdings Notes in exchange for REV Holdings Notes	—	18.5
Noncash capital contribution from parent of REV Holdings related to the Keepwell Agreement	—	28.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

(1) Basis of Presentation

REV Holdings LLC ("REV Holdings" and, together with its subsidiaries, the "Company") is a Delaware limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group. Products Corporation is a wholly-owned subsidiary of Revlon, Inc.

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

As of June 30, 2005, REV Holdings owned 20,819,333 shares of Class A Common Stock of Revlon, Inc. ("Common Stock" or "Class A Common Stock") and 31,250,000 shares of Class B Common Stock of Revlon, Inc. (representing approximately 14% of the Common Stock and approximately 51% of the combined voting power of the Common Stock). The REV Holdings membership interest is owned by its sole member, Revlon Holdings LLC ("Revlon Holdings"), whose membership interest, in turn, is owned indirectly by MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and, together with its affiliates, "MacAndrews & Forbes"), a corporation wholly owned by Ronald O. Perelman. As of June 30, 2005, MacAndrews & Forbes Holdings beneficially owned approximately 60% of the Common Stock (representing approximately 77% of the combined voting power of the Common Stock).

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc. Class A Common Stock at the date of the grant over the amount an employee must pay to acquire such stock.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

The following table illustrates the effect on net (loss) income as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123":

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(36.5)	$(40.2)	$(83.9)	$263.9
Add: Stock-based employee compensation expense included in reported net loss	1.4	1.5	3.1	2.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5.2)	(9.1)	(10.9)	(10.5)
Pro forma net (loss) income	$(40.3)	$(47.8)	$(91.7)	$255.5

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The Company granted 155,500 and 5,160,472 stock options during the three months and six months ended June 30, 2005, respectively, and used the following weighted average assumptions to calculate the fair value of these options: no dividend yield; expected volatility of approximately 61.0%; weighted average risk-free interest rate of 3.95%; and an expected life of 4.75 years.

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Recent Accounting Pronouncements

In March 2005, the FASB issued Financial Interpretation Number ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 and does not expect that the adoption of FIN 47 will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment," an amendment to FASB Statements Nos. 123 and 95 (SFAS No. 123(R)"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (the "SEC" or the "Commission") adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be the fiscal year beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of SFAS No. 123(R) and has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether its adoption will result in amounts in future periods that are similar to the Company's current pro forma disclosures under SFAS No. 123. The Company expects that the adoption of SFAS No. 123(R) will have a material impact on the Company's consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and handling cost be recognized as current-period charges regardless of whether they meet the criterion of so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151, but does not expect that it will have a material impact on its consolidated results of operations and financial condition.

(2) Post-retirement Benefits

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three months ended June 30, 2005 and 2004 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2005	2004	2005	2004
Service cost	$2.6	$2.5	$—	$—
Interest cost	7.8	7.6	0.2	0.2
Expected return on plan assets	(7.1)	(6.4)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	2.0	2.1	—	—
	5.2	5.7	0.2	0.2
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$5.1	$5.6	$0.2	$0.2

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the six months ended June 30, 2005 and 2004 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2005	2004	2005	2004
Service cost	$5.2	$5.0	$(0.2)	$(1.9)
Interest cost	15.6	15.2	0.3	(1.2)
Expected return on plan assets	(14.2)	(12.8)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	—
Amortization of actuarial loss	4.0	4.2	—	—
	10.4	11.4	0.1	(3.1)
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$10.3	$11.3	$0.1	$(3.1)

The Company recognized $3.3 million of income in the six months ended June 30, 2004 related to a reduction in the liability for an International post-retirement benefit arrangement.

(3) Inventories

	June 30, 2005	December 31, 2004
Raw materials and supplies	$60.3	$48.1
Work-in-process	14.8	12.2
Finished goods	115.1	94.4
	$190.2	$154.7

(4) Comprehensive Loss

The components of comprehensive (loss) income for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(36.5)	$(40.2)	$(83.9)	$263.9
Other comprehensive (loss) income:
Revaluation of foreign currency forward exchange contracts	1.5	1.2	2.6	1.9
Currency translation adjustment	(3.5)	(0.9)	(5.0)	(2.5)
Other comprehensive (loss) income	(2.0)	0.3	(2.4)	(0.6)
Comprehensive (loss) income	(38.5)	(39.9)	(86.3)	263.3

(5) Restructuring (Benefit) Costs and Other, Net

During the three months ended June 30, 2005, the Company reduced its estimate of the costs to be incurred related to a previous restructuring program by $0.2 million. During the six months ended June 30, 2005, the Company recorded $1.5 million in restructuring for employee severance and other personnel benefits. During the three months and six months ended June 30, 2004, the Company revised its estimate

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

of the cost to be incurred related to a previous restructuring program. Additionally, during the three months ended June 30, 2004, the Company recorded $0.3 million for employee severance and other personnel benefits.

Details of the activities described above during the six-month period ended June 30, 2005 are as follows:

	Balance as of January 1, 2005	Expenses, Net	Utilized, Net		Balance as of June 30, 2005
			Cash	Noncash
Employee severance and other personnel benefits:
2003 programs	$3.1	$—	$(1.2)	$(0.2)	$1.7
2004 programs	5.1	1.5	(2.3)	(0.3)	4.0
	8.2	1.5	(3.5)	(0.5)	5.7
Leases and equipment write-offs	2.9	—	(0.3)	(0.1)	2.5
	$11.1	$1.5	$(3.8)	$(0.6)	$8.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Geographic area:
Net sales:
United States	$181.2	$192.1	$360.5	$382.7
Canada	17.1	14.7	32.0	30.0
United States and Canada	198.3	206.8	392.5	412.7
International	120.0	109.3	226.7	211.8
	$318.3	$316.1	$619.2	$624.5

	June 30, 2005	December 31, 2004
Long-lived assets:
United States	$363.8	$371.3
Canada	4.6	4.2
United States and Canada	368.4	375.5
International	82.8	79.2
	$451.2	$454.7

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$208.6	$212.3	$409.8	$421.7
Personal care	109.7	103.8	209.4	202.8
	$318.3	$316.1	$619.2	$624.5

(7) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at June 30, 2005 and December 31, 2004 was $29.3 million and $31.5 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at June 30, 2005 and December 31, 2004 was $0.3 million and $(2.3) million, respectively.

(8) Long-term Debt

	June 30, 2005	December 31, 2004
2004 Credit Agreement:
Term Loan Facility due 2010	$700.0	$800.0
Multi-Currency Facility due 2010	—	—
8 1/8% Senior Notes due 2006	—	116.2
9% Senior Notes due 2006	—	75.5
8 5/8% Senior Subordinated Notes due 2008	327.0	327.0
9½% Senior Notes due 2011	310.0	—
13% Senior Secured Notes due 2007	18.5	18.5
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
Advances under the Keepwell and New Keepwell Agreements	2.4	1.2
	1,357.9	1,338.4
Less current portion	—	(10.5)
	$1,357.9	$1,327.9

On March 16, 2005, Products Corporation completed an offering of $310 million aggregate principal amount of 9½% Senior Notes due 2011 (the "Original 9½% Senior Notes"). Interest on the Original 9½% Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2005. For additional descriptions of the Original 9½% Senior Notes, see "Note 19 Subsequent Events" of the Consolidated Financial Statements and related notes in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

The proceeds from the Original 9½% Senior Notes were used to prepay $100 million of indebtedness outstanding under the Term Loan Facility of Products Corporation's 2004 Credit Agreement (as each such term is hereinafter defined), together with accrued interest and the associated $5.0 million prepayment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The remaining $197.9 million in proceeds was placed in a debt defeasance trust and, on April 15, 2005, used to redeem $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes"), plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes"), plus accrued interest and the applicable premium. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $1.5 million. Amounts prepaid under the Term Loan Facility permanently reduce the commitment and are not available for future borrowings.

On June 21, 2005, all of the Original 9½% Senior Notes were exchanged for new 9½% Senior Notes due 2011 (the "9½% Senior Notes"), which have substantially identical terms to the Original 9½% Senior Notes, except that the 9½% Senior Notes are registered with the Commission under the Securities Act of 1933, as amended (the "Securities Act"), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the 9½% Senior Notes.

(9) Subsequent Event

On August 4, 2005, Revlon, Inc. announced that it plans to issue $185 million of equity by March 31, 2006, reflecting an increase to its previously-disclosed commitment to issue approximately $110 million of equity, and will contribute the proceeds from approximately $110 million of such $185 million equity issuance to Products Corporation to repay debt and the balance of the proceeds from such $185 million equity issuance would be available to Products Corporation for general corporate purposes. Additionally, MacAndrews & Forbes has agreed to amend the Investment Agreement that it entered into in February 2004 with Revlon, Inc. to increase MacAndrews & Forbes' commitment to back-stop Revlon, Inc.'s planned $185 million equity issuance by purchasing such additional equity as necessary to ensure that Revlon, Inc. issues $185 million in such equity issuance. MacAndrews & Forbes also agreed to amend Products Corporation's line of credit that it entered into in July 2004 with MacAndrews & Forbes (the "2004 Consolidated MacAndrews & Forbes Line of Credit"), with current availability of $87 million, to extend the term through the earlier of the consummation of Revlon, Inc.'s planned $185 million equity issuance or March 31, 2006 (provided that in no case would such line of credit terminate prior to its previous expiration date of December 1, 2005) and to provide that such line of credit is available to Products Corporation to help fund investments in its new business initiatives. Revlon, Inc. also announced that it intends to conduct a debt financing in the third quarter of 2005 to raise approximately $75 million and use the proceeds to help fund investments in its previously-announced new business initiatives and for general corporate purposes.

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

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company's continued growth momentum and accelerated growth stage of its plan includes various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of balancing top-line growth with improved operating margins. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and introduction process; (ii) continue to increase the effectiveness of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which will include moving certain production for the European markets to Products Corporation's Oxford, North Carolina facility and establishing alternative warehousing and distribution arrangements in the U.K.; (iv) optimize the effectiveness of the Company's advertising, marketing and promotions; (v) continue the training and development of the Company's organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees; and (vi) continue to strengthen the Company's balance sheet and capital structure.

In March 2005, the Company completed a review of its advertising agencies as part of its strategy to optimize the effectiveness of its advertising, marketing and promotions, and awarded the Kaplan Thaler Group, Ltd. all creative aspects of advertising for the Revlon cosmetics brand and appointed Carat agency of record for all the media for the Company. In May 2005, the Company awarded Arnell Group, a wholly-owned subsidiary of Omnicom Group, all creative and media planning aspects for the Almay brand.

The continued growth momentum and accelerated growth stage will also include strengthening the Company's balance sheet and capital structure, much of which was accomplished in the first half of 2005 and in 2004. On March 16, 2005, Products Corporation completed the sale of $310 million aggregate principal amount of its Original 9½% Senior Notes and used the proceeds to prepay and permanently reduce $100 million of indebtedness under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, to redeem its 8% Senior Notes and 9% Senior Notes and to pay the applicable redemption premiums, fees and expenses related to these transactions. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006. On June 21, 2005, all of the Original 9½% Senior Notes which were issued by Products Corporation in March 2005 were exchanged for the 9½% Senior Notes, which have substantially identical terms to the Original 9½% Senior Notes, except that the 9½% Senior Notes are registered with the Securities and Exchange Commission (the "SEC" or the "Commission") under the Securities Act of 1933, as amended (the

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

"Securities Act"), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the 9½% Senior Notes. See further discussion in "2005 Refinancing Transactions" within this section and in Note 8 "Long-Term Debt" to the Unaudited Consolidated Financial Statements. See further discussion in "Recent Developments" within this section regarding certain proposed financing activities.

Continuing to implement and refine the Company's plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining the Company's approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities. See "Recent Developments" regarding certain of the Company's proposed new business initiatives.

The Company believes that it has strengthened its organizational capability and it intends to continue doing so. The Company also believes that it has strengthened its relationships with its key retailers in the U.S.

Net sales in the second quarter of 2005 increased $2.2 million, or 0.7%, to $318.3 million, as compared to $316.1 million in the second quarter of 2004, driven by higher shipments in International, favorable foreign currency translation, lower consolidated returns, allowances and discounts, partially offset by lower shipments in the U.S. and lower licensing revenues due primarily to a $5.3 million prepayment of certain minimum royalties by a licensee that benefited the second quarter of 2004. Net sales for the first half of 2005 decreased $5.3 million, or 0.8%, to $619.2 million, as compared to $624.5 million for the first half of 2004, due primarily to lower shipments in the U.S. and to lower licensing revenues due primarily to the $10.0 million prepayment of certain renewal fees and minimum royalties in the first half of 2004, partially offset by higher shipments in International, favorable foreign currency translation and lower returns, allowances and discounts.

In the United States and Canada, net sales decreased to $198.3 million in the second quarter of 2005 from $206.8 million in the second quarter of 2004 and to $392.5 million in the first half of 2005 from $412.7 million in the first half of 2004. The decrease in the U.S. and Canada in the second quarter and first half of 2005 was due primarily to lower shipments and to lower licensing revenues due primarily to the aforementioned prepayments of certain renewal fees and minimum royalties in the first and second quarters of 2004, respectively, partially offset by lower returns, allowances and discounts and favorable foreign currency translation. In International, net sales increased to $120.0 million from $109.3 million in the second quarter of 2004 and in the first half of 2005, net sales increased to $226.7 million from $211.8 million in the first half of 2004. The increase in net sales in the second quarter and first half of 2005 was due primarily to favorable foreign currency translation and higher shipments.

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the second quarter of 2005 increased approximately 2.8% versus the second quarter of 2004 and 2.2% for the first half of 2005 versus the first half of 2004. Combined share for the Revlon and Almay brands totaled 22.3% for the second quarter of 2005, compared with 21.7% for the second quarter of 2004, with the Revlon brand registering a share of 15.7% for the second quarter of 2005, compared to 16.0% for the second quarter of 2004, and the Almay brand registering a share of 6.6% for the second quarter of 2005, compared to 5.7% for the second quarter of 2004. Combined share for the Revlon and Almay brands totaled 22.2% for the first half of 2005, compared with 22.0% for the first half of 2004, with the Revlon brand registering a share of 15.7% for the first half of 2005, compared to 16.1% for the first half of 2004, and the Almay brand registering a share of 6.5% for the first half of 2005, compared to 5.8% for the first half of 2004. Almay share increases were driven primarily by the success of the launch of the Almay Intense i-Color collection. In hair color and beauty tools, the Company gained market share in the second quarter and first half of

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2005, compared with the second quarter and first half of 2004, while market share was essentially even for anti-perspirants/deodorants. All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples, which ACNielsen adjusts from time to time, and are therefore subject to some degree of variance. ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company's largest customer, representing approximately 21.0% of the Company's 2004 consolidated net sales.

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

Operating loss in the second quarter of 2005 was $0.4 million, as compared to an operating loss of $1.8 million in the second quarter of 2004, and in the first half of 2005 operating loss was $2.5 million, as compared to operating income of $18.3 million in the first half of 2004. The $1.4 million decrease in operating loss for the second quarter of 2005 is due to higher gross profit resulting from the higher net sales, as discussed above, and lower advertising and promotional expenditures, partially offset by the aforementioned lower licensing fees and higher overall selling, general and administrative expenses ("SG&A"). The $20.8 million decrease in operating income for the first half of 2005 is due to higher SG&A and lower gross profit resulting from lower net sales, including the aforementioned prepayments of certain renewal fees and minimum royalties, as discussed above. The first half of 2004 also benefited from a $3.3 million reduction of a liability associated with an international benefit arrangement, of which $1.9 million was recorded in cost of sales and $1.4 million was recorded in SG&A.

The $1.5 million loss on early extinguishment of debt for the second quarter of 2005 is related to the redemption in April 2005 of $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes, plus accrued interest and applicable premium. The $9.0 million loss on early extinguishment of debt for the first half of 2005 also includes the $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement, as well as the write-off of the portion of deferred financing costs related to the amount prepaid. The loss on early extinguishment of debt for the first half of 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as hereinafter defined) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions.

Recent Developments

On August 4, 2005, as part of the Company's continued growth momentum and accelerated growth stage of its plan, Revlon, Inc. announced two strategic growth initiatives designed to accelerate top-line growth and further build the Company's position in the mass-market color cosmetics category. One initiative, focused on the Almay brand, is designed to capitalize on unmet consumer needs for simplicity and healthy beauty, building on the inherent strengths of the Almay brand and the Company's successful 2005 launch of the Almay Intense i-Color collection. The second initiative is focused on the more mature consumer segment, which is a large and growing demographic group, which Revlon, Inc. believes is currently underserved by existing cosmetics offerings, and involves a cosmetics system consisting of a full range of products and shades intended to address the more mature consumers' changing skin.

The new business initiatives are intended to have a positive effect on net sales in the second half of 2005, after giving effect to incremental returns and allowances provisions associated with the launch of

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

these initiatives, which returns and allowances provisions Revlon, Inc. currently expects to be approximately $40 million to $50 million in 2005, of which approximately $30 million to $40 million is expected to impact operating results in the third quarter of 2005, with the remainder impacting the fourth quarter of 2005. The Company expects that the net sales impact in the second half of 2005 from these initiatives will be essentially offset by accelerated amortization associated with certain existing retail display fixtures of approximately $10 million to $15 million, as well as upfront expenses related to the launch of these initiatives, including development and marketing-related expenses. Revlon, Inc. currently expects that its performance in the third quarter of 2005 would include the impact of much of the anticipated incremental provisions for returns, while its performance in the fourth quarter of 2005 would benefit from the incremental shipments associated with the anticipated launch of these new business initiatives. Revlon, Inc. also currently expects that the first quarter of 2006 would benefit from the incremental initial shipments associated with the launch of these new business initiatives.

The Company is currently making certain investments in connection with these new business initiatives, most notably in the area of permanent displays and inventory. In terms of the cash flow impact of these new business initiatives, Revlon, Inc. expects that its investment in permanent displays, including displays for its existing businesses and these new business initiatives, will be in the range of $85 million to $95 million during each of 2005 and 2006, returning to more normalized levels thereafter. The Company had previously expected investment in permanent displays to be in the range of $50 million to $60 million in the aggregate in 2005. Assuming the initiatives begin shipping in the fourth quarter of 2005 as planned, working capital is expected to increase during the second half of 2005 and return to more normalized levels in relation to sales during the second quarter of 2006.

On August 4, 2005, Revlon, Inc. announced that it plans to issue $185 million of equity by March 31, 2006, reflecting an increase to its previously-announced commitment to issue approximately $110 million of equity, and will contribute the proceeds from approximately $110 million of such $185 million equity issuance to Products Corporation to reduce its debt, as previously disclosed, and the balance of the proceeds from such $185 million equity issuance would be available to Products Corporation for general corporate purposes. Revlon, Inc. also announced that Products Corporation intends to conduct a debt financing in the third quarter of 2005 to raise approximately $75 million and use the proceeds to help fund investments in the new business initiatives and for general corporate purposes.

Additionally, MacAndrews & Forbes has agreed to amend the Investment Agreement that it entered into in February 2004 with Revlon, Inc. to increase MacAndrews & Forbes' commitment to back-stop Revlon, Inc.'s planned $185 million equity issuance by purchasing such additional equity as necessary to ensure that Revlon, Inc. issues $185 million in such equity issuance. MacAndrews & Forbes has also agreed to amend Products Corporation's 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined), with current availability of $87 million, to extend the term through the earlier of the consummation of Revlon, Inc.'s planned equity issuance or March 31, 2006 (provided that in no case would such line of credit terminate prior to its previous expiration date of December 1, 2005) and to provide that such line of credit is available to Products Corporation to assist in funding investments in its new business initiatives.

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Net sales:

	Three Months Ended June 30,		$ Change	% Change
	2005	2004
United States and Canada	$198.3	$206.8	$(8.5)	(4.1)%
International	120.0	109.3	10.7	9.8	%(1)
	$318.3	$316.1	$2.2	0.7	%(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 5.5%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 1.3%.

	Six Months Ended June 30,		$ Change	% Change
	2005	2004
United States and Canada	$392.5	$412.7	$(20.2)	(4.9)%
International	226.7	211.8	14.9	7.0	%(1)
	$619.2	$624.5	$(5.3)	(0.8	)%(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 3.0%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 2.6%.

United States and Canada.

The decrease in net sales in the U.S. and Canada in the second quarter of 2005, as compared with the second quarter of 2004, was driven primarily by lower shipments of $11.3 million reflecting lower shipments of existing products, partially offset by higher shipments of new products in the second quarter of 2005, as compared to the second quarter of 2004. Additionally, licensing revenue in the second quarter of 2005 was $5.4 million lower compared to the second quarter of 2004 due primarily to the $5.3 million prepayment of certain minimum royalties which benefited the second quarter of 2004. Partially offsetting the declines in shipments and licensing revenues were lower returns, allowances and discounts of $6.3 million and the favorable impact of Canadian dollar currency translation of $1.9 million.

The decrease in net sales in the U.S. and Canada in the first half of 2005, as compared with the first half of 2004, was driven primarily by lower shipments of $21.5 million reflecting lower shipments of existing products, partially offset by higher shipments of new products in the first half of 2005, as compared to the first half of 2004. Additionally, licensing revenue in the first half of 2005 was $10.1 million lower compared to the first half of 2004 due primarily to the $10.0 million prepayment of certain renewal fees and minimum royalties, which benefited the first half of 2004. Partially offsetting the declines in shipments and licensing revenues were lower returns, allowances and discounts of $7.9 million and the favorable impact of Canadian dollar currency translation of $3.5 million.

International.

Net sales in the Company's international operations were $120.0 million for the second quarter of 2005, compared with $109.3 million for the second quarter of 2004, an increase of $10.7 million or 9.8%, and were $226.7 million for the first half of 2005, compared with $211.8 million for the first half of 2004, an increase of $14.9 million or 7.0%. Excluding the impact of foreign currency fluctuations, international net sales increased by 5.5% and 3.0% in the second quarter and first half of 2005, as compared to the second quarter and first half of 2004, respectively.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In the Far East and Africa, net sales increased by $4.3 million, or 8.0%, to $58.2 million for the second quarter of 2005, as compared with $53.9 million for the second quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in the Far East increased $2.1 million, or 3.9%, in the second quarter of 2005, as compared to the second quarter of 2004. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by higher sales in Japan and certain distributor markets (which the Company estimates contributed to an approximate 4.1% increase in net sales for the region for the second quarter of 2005, as compared with the second quarter of 2004), which was partially offset by lower net sales in Australia and South Africa (which the Company estimates contributed to an approximate 1.5% reduction in net sales for the region for the second quarter of 2005, as compared with the second quarter of 2004).

In Europe, which is comprised of Europe and the Middle East, net sales increased by $3.3 million, or 10.9%, to $33.7 million for the second quarter of 2005, as compared with $30.4 million for the second quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $2.3 million, or 7.6%, in the second quarter of 2005, as compared to the second quarter of 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to higher sales in France and certain distributor markets (which the Company estimates contributed to an approximate 7.2% increase in net sales for the region for the second quarter of 2005, as compared with the second quarter of 2004).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $3.1 million, or 12.4%, to $28.1 million for the second quarter of 2005, as compared with $25.0 million for the second quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $1.6 million, or 6.4%, in the second quarter of 2005, as compared to the second quarter of 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by higher net sales in Brazil and certain distributor markets (which the Company estimates contributed to an approximate 7.9% increase in net sales for the region for the second quarter of 2005, as compared with the second quarter of 2004), which was partially offset by lower sales in Argentina and Chile (which the Company estimates contributed to an approximate 3.3% reduction in net sales for the region in the second quarter of 2005, as compared with the second quarter of 2004).

In the Far East and Africa, net sales increased by $11.8 million, or 11.2%, to $117.0 million for the first half of 2005, as compared with $105.2 million for the first half of 2004. Excluding the impact of foreign currency fluctuations, net sales in the Far East increased $6.9 million, or 6.6%, in the first half of 2005, as compared to the first half of 2004. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by higher sales in South Africa, Australia, New Zealand, China, Japan and certain distributor markets (which the Company estimates contributed to an approximate 6.2% increase in net sales for the region for the first half of 2005, as compared with the first half of 2004).

In Europe, net sales of $60.7 million were unchanged compared with the first half of 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe declined by $2.1 million, or 3.5%, in the first half of 2005, as compared to the first half of 2004. The decline in net sales, excluding the impact of foreign currency fluctuations, was due to lower sales in the U.K. (which the Company estimates contributed to an approximate 5.8% reduction in net sales for the region for the first half of 2005, as compared with the first half of 2004), which was partially offset by increased sales in certain distributor markets (which the Company estimates contributed to an approximate 2.8% increase in net sales for the region for the first half of 2005, as compared with the first half of 2004).

In Latin America, net sales increased by $3.1 million, or 6.8%, to $49.0 million for the first half of 2005, as compared with $45.9 million for the first half of 2004. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $1.5 million, or 3.3%, in the first half of 2005, as compared to the first half of 2004. The increase in net sales, excluding the impact of foreign currency

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

fluctuations, was driven primarily by increased sales in Brazil and certain distributor markets (which the Company estimates contributed to an approximate 7.6% increase in net sales for the region in the first half of 2005, as compared with the first half of 2004) which was partially offset by lower net sales in Mexico, Argentina and Chile (which the Company estimates contributed to an approximate 4.3% reduction in net sales for the region for the first half of 2005, as compared with the first half of 2004).

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Gross profit	$199.4	$197.7	$1.7	$386.1	$389.0	$(2.9)

Gross profit as a percent of sales was level at 62.6% in the second quarter of 2005 and the second quarter of 2004. Lower brand support related costs included within cost of goods sold and lower total consolidated returns, allowance and discounts in the second quarter of 2005, as compared with the second quarter of 2004, were offset by the impact of the aforementioned $5.4 million in lower licensing revenues. Gross profit as a percent of sales was level at 62.3% in the first half of 2005 and the first half of 2004. Lower brand support related costs included within costs of goods sold in the first half of 2005, as compared with the first half of 2004, was offset by the impact of the aforementioned $10.1 million in lower licensing revenues.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
SG&A expenses	$200.0	$199.4	$(0.6)	$387.1	$371.3	$(15.8)

SG&A increased to $200.6 million for the second quarter of 2005, as compared to $199.4 million for the second quarter of 2004, due primarily to $2.9 million in unfavorable foreign currency fluctuations, $2.7 million in higher marketing expenditures in support of our two new business initiatives, $1.8 million in higher display amortization and $1.5 million in higher distribution costs, partially offset by lower advertising and promotional expenditures of $9.3 million in the second quarter of 2005, as compared with the second quarter of 2004. SG&A increased $15.8 million to $387.7 million for the first half of 2005, as compared to $371.3 million for the first half of 2004, due primarily to $5.1 million in unfavorable foreign currency fluctuations, $4.0 million in higher marketing expenditures in support of our two new business initiatives, $2.3 million of higher display amortization and $1.1 million in higher distribution costs in the first half of 2005, as compared with the first half of 2004. SG&A expense in the first half of 2004 also benefited by $1.4 million due to a reduction of liability associated with an international benefit arrangement. See "Recent Developments" for a discussion of the Company's new business initiatives.

Restructuring (benefit) costs and other, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Restructuring (benefit) costs and other, net	$(0.2)	$0.1	$0.3	$1.5	$(0.6)	$(2.1)

During the second quarter of 2005, the Company reduced its estimate of the costs to be incurred related to a previous restructuring program by $0.2 million. During the first half of 2005, the Company

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

recorded $1.5 million in restructuring for employee severance and other personnel benefits. During the first half of 2004, the Company revised its estimate of the cost to be incurred related to a previous restructuring program.

Other expenses (income):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Interest expense	$32.4	$29.5	$(2.9)	$62.7	$75.4	$12.7

The increase in interest expense of $2.9 million for the second quarter of 2005, as compared with the second quarter of 2004, was primarily due to higher average debt outstanding, partially offset by lower weighted average interest rates, during the second quarter of 2005, as compared to the second quarter of 2004. The decrease in interest expense of $12.7 million for the first half of 2005, as compared to the first half of 2004, is primarily due to lower average debt outstanding during the first half of 2005, as compared to the first half of 2004, resulting primarily from the Revlon Exchange Transactions in March 2004, and lower weighted average interest rates during the first half of 2005, as compared to the first half of 2004, resulting primarily from the repurchase and redemption of Products Corporation's 12% Senior Secured Notes due 2005 in July and August 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Loss on early extinguishment of debt	$1.5	$—	$(1.5)	$9.0	$32.6	$23.6

The loss on early extinguishment of debt for the second quarter of 2005 represents the loss on redemption of Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in April 2005. The loss on early extinguishment of debt for the first half of 2005 also includes the $5.0 million prepayment fee related to the prepayment of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with the proceeds from the issuance of the Original 9½% Senior Notes, as well as the write-off of the portion of deferred financing costs related to such prepaid amount. The loss on early extinguishment of debt for the first half of 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Gain on issuance of subsidiary stock	$—	$—	$—	$—	$(363.6)	$363.6

In the first half of 2004, REV Holdings recognized a gain on the issuance by Revlon, Inc. of Class A Common Stock to third parties in connection with the Revlon Exchange Transactions (as hereinafter defined).

Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$3.3	$1.3	$(2.0)	$6.9	$2.1	$(4.8)

The increase in the provision for income taxes in the second quarter and first half of 2005, as compared with the second quarter and first half of 2004, was primarily attributable to higher taxable

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

income in certain markets outside the U.S. The first half of 2005 was also impacted by withholding taxes related to a dividend distribution from a foreign subsidiary in the first quarter of 2005. Additionally, the second quarter and first half of 2004 benefited from the resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities in the first half of 2005 improved to $48.0 million, as compared to $104.6 million for the first half of 2004. Net income declined $347.8 million, of primarily due to $331.0 million was a noncash gain related to the Revlon Exchange Transactions in the 2004 period. Additionally, cash provided by changes in working capital was $2.5 million in the first half of 2005, compared with cash used by changes in working capital of $41.7 million in the first half of 2004, partially offset by lower adjustments made for non-cash expenses, consisting primarily of depreciation and amortization and stock compensation amortization, as well as the loss on extinguishment of debt. The improvement in cash provided by changes in working capital in the first half of 2005 was due primarily to higher collections on accounts receivable and decreased cash used for accrued expenses and other current liabilities, partially offset by increased cash used for inventory.

Net cash used for investing activities was $9.6 million and $8.1 million for the first half of 2005 and 2004, respectively. Net cash used for investing activities for the first half of 2005 and 2004 was for capital expenditures.

Net cash provided by financing activities was $6.6 million and $106.8 million for the first half of 2005 and 2004, respectively. Net cash provided by financing activities for the first half of 2005 included proceeds from the issuance of the Original 9½% Senior Notes, offset by prepayment of $100 million of indebtedness under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, along with the $5.0 million prepayment fee, the redemption of $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes, plus accrued interest and the applicable premium and the payment of financing costs. Net cash provided by financing activities for the first half of 2004 included cash drawn under the Company's credit agreements, a capital contribution from an affiliate to retire the REV Holdings Notes and advances under the New Keepwell Agreement (as hereinafter defined), partially offset by the repayment of borrowings under the credit agreements and payment of financing costs related to the Revlon Exchange Transactions.

At July 1, 2005, Revlon, Inc. had a liquidity position, excluding restricted cash, of approximately $246.2 million, consisting of cash and cash equivalents, as well as $129.2 million in available borrowings under the Multi-Currency Facility (as hereinafter defined) and $87.0 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit, which commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit was reduced from $152 million on July 1, 2005. See "Recent Developments" regarding certain proposed financing activities.

2004 Credit Agreement

Products Corporation's credit agreement (the "2004 Credit Agreement") originally provided up to $960.0 million and, before giving effect to the $100.0 million prepayment in March 2005, consisted of an $800.0 million term loan facility (the "Term Loan Facility") and a $160.0 million asset-based multi-currency facility (the "Multi-Currency Facility"), the availability under which varies based upon the borrowing base determined relative to the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders' agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

million, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 million and (iv) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability. If the value of the eligible assets is not sufficient to support the $160.0 million borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation's ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation's compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0 million. In March 2005, Products Corporation prepaid and permanently reduced $100.0 million of indebtedness outstanding under the Term Loan Facility, together with accrued interest and the $5.0 million prepayment fee associated with such prepayment, using proceeds from the issuance of the Original 9½% Senior Notes. At August 1, 2005, the Term Loan Facility was fully drawn and availability under the Multi-Currency Facility, based upon the calculated borrowing base less outstanding borrowings and letters of credit, was $122.8 million.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes") are not redeemed, repurchased or defeased on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. fails to undertake an approximately $110.0 million equity issuance and transfer the proceeds of such issuance to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006.

The 2004 Credit Agreement requires Products Corporation to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, sales of assets, mergers and acquisitions, dividends and transactions with affiliates of Products Corporation, each of which is subject to limited exceptions. Additionally, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 million for a period of 30 consecutive days or more, requiring Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. Products Corporation was in compliance with all applicable covenants under the 2004 Credit Agreement as of June 30, 2005.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a line of credit with MacAndrews & Forbes (the "2004 Consolidated MacAndrews & Forbes Line of Credit"), which had availability of $152 million at June 30, 2005. The commitment reduced to $87 million as of July 1, 2005 and was scheduled to terminate on December 1, 2005, but has been extended through the earlier of the consummation of Revlon, Inc.'s planned equity issuance described in "Recent Developments" or March 31, 2006 (provided that in no case would such line of credit terminate prior to its previous expiration date of December 1, 2005). Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under the 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30 million, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement. See "Recent Developments" regarding amendments to the 2004 Consolidated MacAndrews & Forbes Line of Credit. Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, provided that at any time that the Eurodollar Base Rate under the 2004 Credit Agreement is equal to or greater than 3.0%, the applicable rate on loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect.

2005 Refinancing Transactions

On March 16, 2005, Products Corporation completed the sale of $310 million aggregate principal amount of its Original 9½% Senior Notes. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006.

The proceeds from the Original 9½% Senior Notes were used to prepay $100 million of indebtedness outstanding under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee, and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The remaining $197.9 million in proceeds was placed in a debt defeasance trust and in April 2005 was used to redeem $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes, plus accrued interest and applicable premium.

On April 15, 2005, Products Corporation completed the redemption of all $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes and all $75.5 million aggregate principal amount outstanding of its 9% Senior Notes when the redemption amounts previously deposited with the trustee in a debt defeasance trust were released by the trustee to holders of such notes. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium. On June 21, 2005, all of the Original 9½% Senior Notes which were issued by Products Corporation in March 2005 were exchanged for the 9½% Senior Notes, which have substantially identical terms to the Original 9½% Senior Notes, except that the 9½% Senior Notes are registered with the Commission under the Securities Act, and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the 9½% Senior Notes.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2004 Refinancing Transactions

In March 2004, Revlon, Inc. exchanged approximately $804 million of Products Corporation's debt, $54.6 million of Revlon, Inc. Series A preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Class A Common Stock (the "Revlon Exchange Transactions"). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 million on March 25, 2004. In addition to the Revlon Exchange Transactions, pursuant to the 2004 Investment Agreement between Revlon, Inc. and MacAndrews & Forbes Holdings, Revlon, Inc. is committed to conduct further equity issuances in the amount of approximately $110 million by the end of March 2006, the proceeds of which Revlon, Inc. will transfer to Products Corporation to reduce its debt (such equity issuances, together with the Revlon Exchange Transactions, are referred to as the "Debt Reduction Transactions"). See "Recent Developments" regarding Revlon, Inc.'s plans to increase to $185 million the equity issuance it intends to conduct by the end of March 2006. The terms of any other equity issuances to be undertaken in connection with the Debt Reduction Transactions, including the subscription prices, will be determined by Revlon, Inc.'s Board of Directors at the appropriate times.

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement and, if Products Corporation consummates the debt financing referred to in "Recent Developments", the proceeds of that financing. The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, Products Corporation's 8 5/8% Senior Subordinated Notes and Products Corporation's 9½% Senior Notes contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan (including the Company's new business initiatives referred to in "Recent Developments"), purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein, debt service payments and costs and regularly scheduled pension contributions. Cash contributions to the Company's pension and post-retirement benefit plans were approximately $34 million in 2004 and the Company expects them to be approximately $24 million in 2005. The Company estimates that for 2005 purchases of wall displays will be approximately $85 million to $95 million and capital expenditures will be approximately $20 million to $30 million. See "Recent Developments" regarding certain proposed uses of funds in connection with the Company's new business initiatives.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

Continuing to implement and refine the Company's plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining the Company's approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities. See "Recent Developments" regarding certain of the Company's proposed new business initiatives.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company expects that operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit and advances under the New Keepwell Agreement, and, if Products Corporation consummates the debt financing referred to in "Recent Developments", the proceeds of that financing, will be sufficient to enable the Company to cover its operating expenses for 2005, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan (including the Company's new business initiatives referred to in "Recent Developments"), cash requirements in connection with the Company's restructuring programs referred to above, the debt service requirements of the Company and its subsidiaries for 2005, including without limitation, interest on the New REV Holdings Notes, and regularly scheduled pension contributions. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass market cosmetics category, adverse changes in currency, increased competition from the Company's competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management or the Company's advertising and marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. See "Recent Developments" regarding certain of the Company's proposed new business initiatives and the Company's proposed uses of funds and financing plans related to such initiatives.

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

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, including one or more aspects of its new business initiatives referred to in "Recent Developments", reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates or third parties, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital.

The Company refinanced Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in April 2005 using proceeds from the issuance of the Original 9½% Senior Notes in March 2005 and likewise plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0 million, prior to their maturity in 2008. Under the 2004 Credit Agreement, the

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Company must refinance the 8 5/8% Senior Subordinated Notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding. As of June 30, 2005, Products Corporation had $700.0 million of outstanding indebtedness under the Term Loan Facility of the 2004 Credit Agreement, while the Multi-Currency Facility and the 2004 Consolidated MacAndrews & Forbes Line of Credit were undrawn. See "Recent Developments" regarding certain of the Company's proposed new business initiatives and the Company's proposed uses of funds and financing plans related to such initiatives, including an extension of the 2004 Consolidated MacAndrews & Forbes Line of Credit.

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

On January 21, 2004, REV Holdings consummated an exchange offer (the "REV Holdings Exchange Offer") with respect to its 12% Senior Secured Notes due 2004 (the "REV Holdings Notes") for 13% Senior Secured Notes due 2007 (the "New REV Holdings Notes"). In connection therewith, REV Holdings issued $18.5 million principal amount of New REV Holdings Notes in exchange for a like principal amount of REV Holdings Notes. In addition, at maturity on February 1, 2004, REV Holdings' parent contributed $7.9 million principal amount of REV Holdings Notes it held and $54.1 million of cash to retire the remaining outstanding REV Holdings Notes.

As of June 30, 2005, the New REV Holdings Notes, which bear interest semi-annually and mature on February 1, 2007, are secured by a pledge of 2,325,291 shares of Class A Common Stock, including all

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

dividends, cash instruments and property and proceeds from time to time received in respect of the foregoing (the "Collateral"). In addition, the indenture governing the New REV Holdings Notes (the "New Indenture") contains covenants that, among other things, limit, subject to certain exceptions set forth in the New Indenture, the following: (i) the issuance of additional debt and redeemable stock by REV Holdings, (ii) the creation of additional liens on the Collateral (other than the lien created by the New Indenture), (iii) the payment of dividends on capital stock of REV Holdings and the redemption of capital stock of REV Holdings or any of its direct or indirect parents, (iv) the sale of assets and subsidiary stock (including by way of consolidations, mergers and similar transactions), and (v) transactions with affiliates.

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

The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. As of June 30, 2005, advances under the New Keepwell Agreement were $2.4 million.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $29.3 million outstanding at June 30, 2005. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2005 was $0.3 million.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2005, there had been no material changes outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of the issuance on March 16, 2005 of the $310.0 million in aggregate principal amount of

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Products Corporation's Original 9½% Senior Notes, with the proceeds used to prepay $100 million in outstanding principal and $5.1 million in prepayment fees and accrued interest under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, to redeem $116.2 million outstanding principal amount of Products Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million outstanding principal amount of Products Corporation's 9% Senior Notes, plus accrued interest and the applicable premium and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The following table reflects the impact on long-term debt obligations, which reflect the transactions referred to above as of June 30, 2005:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of June 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Debt	$1,355.5	$—	$345.5	$—	$1,010.0

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

REV HOLDINGS LLC AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2004. As a result of Products Corporation's issuance of the Original 9½% Senior Notes and the redemption of the 8 1/8% Senior Notes and 9% Senior Notes, the maturities of Products Corporation's debt that would have otherwise been due in 2006 have been extended. The following table presents the information required by Item 7A as of June 30, 2005 (See "Long-term Debt" in Note 8 to the Unaudited Consolidated Financial Statements):

	Expected Maturity date for the year ended December 31,						Total	Fair Value June 30, 2005
	2005	2006	2007	2008	2009	Thereafter
Debt
Short-term variable rate (various currencies)	$37.5						$37.5	$37.5
Average interest rate (a)	4.2%
Long-term fixed rate – third party ($US)			$345.5*			$310.0	655.5	624.4
Average interest rate			8.9%			9.5%
Long-term variable rate – third party ($US)						$700.0	700.0	700.0
Average interest rate (a)						10.1%
Total debt	$37.5	—	$345.5	—	—	$1,010.0	$1,393.0	$1,361.9

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2005	Fair Value June 30, 2005
Sell Hong Kong Dollars/Buy USD	0.1286	$0.5	$0.5	$—
Buy Euros/Sell USD	1.3328	1.1	1.0	(0.1)
Sell British Pounds/Buy USD	1.8695	3.3	3.4	0.1
Sell Australian Dollars/Buy USD	0.7621	8.3	8.4	0.1
Sell Canadian Dollars/Buy USD	0.8059	9.6	9.5	(0.1)
Sell South African Rand/Buy USD	0.1632	2.9	3.2	0.3
Sell New Zealand Dollars/Buy USD	0.7082	0.3	0.3	—
Buy Australian Dollars/Sell New Zealand Dollars	1.0960	3.3	3.3	—
Total forward contracts		$29.3	$29.6	$0.3

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2005.

*	While Products Corporation's 8 5/8% Senior Subordinated Notes are due in March 2008, under the Products Corporation 2004 Credit Agreement, Products Corporation must refinance the notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding.

REV HOLDINGS LLC AND SUBSIDIARIES

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

Revlon, Inc. previously disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, which it filed with the SEC on April 12, 2005, that Revlon, Inc.'s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 and identified a deficiency in the Company's policies and procedures related to the periodic review and validation of the data inputs and outputs used in its estimates of the reserves for sales returns in the U.S. Specifically, in 2004, an error of approximately $1.2 million in the estimate of the sales return calculation for one of the Company's large U.S. customers was not detected. The customer in question acquired a significant number of stores in 2004 and inventory of certain of those newly-acquired store locations was not included in the data made available to the Company for estimating the reserves for sales returns. As a result, during its 2004 year-end closing, the Company understated its estimates of the sales returns related to these newly-acquired stores by approximately $1.2 million. The Company's aggregate sales returns reserve in the U.S. for the full fiscal year ended December 31, 2004 was approximately $83 million. Although this control deficiency resulted in the error identified above, it did not result in a material misstatement of the Company's consolidated financial statements as of and for the year ended December 31, 2004, for the interim periods within that year or in the Company's consolidated financial statements as of and for the three-month and six-month periods ended June 30, 2005.

Revlon, Inc. also disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, that during the first quarter of 2005 Products Corporation implemented additional controls and procedures, as discussed below in paragraph (b) of this Item 4, that the Company believes have remediated the material weakness in internal control over financial reporting referred to above. These additional controls and procedures are designed to operate semi-annually at June 30 and December 31 utilizing specific information that is available at those times as part of the Company's normal business processes at each such period end. These additional controls and procedures operated as designed and intended for the fiscal period ended June 30, 2005, and, therefore, the Company has concluded that its disclosure controls and procedures were effective at such date.

(b) Changes in Internal Control Over Financial Reporting.    To remediate the material weakness referred to above, in the first quarter of 2005, management of Revlon, Inc. implemented a remediation program, including the establishment of additional controls and procedures, to strengthen the Company's internal control process with respect to the sales return calculation. This program and controls currently include, among other things, the adoption of policies pursuant to which the following procedures are performed:

1.	In order to facilitate the estimate of sales returns in the future, following a merger, acquisition or consolidation transaction involving significant customers, the Company's sales force will provide inventory and point of sale information for each of the customers involved in the transaction to provide a base line to estimate sales returns. The Company will then prepare a reconciliation between the base line information and the sales return estimation for the combined customers after giving effect to the transaction.

2.	The Company will analyze separately inventory and/or point of sale information that are maintained on different systems of significant customers involved in a merger, acquisition or consolidation transaction and will separately estimate returns for each of those customers.

REV HOLDINGS LLC AND SUBSIDIARIES

3.	The Company enhanced documentation and formal validation of key data and assumptions used to calculate the sales returns.

4.	The Company formalized the analytical validation by accounting personnel of the sales return calculation for significant customers. This analysis is reviewed and approved by both senior finance and sales department executives.

The Company's management believes that these actions and controls strengthened the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting. These additional controls and procedures operated as designed and intended for the fiscal period ended June 30, 2005, and, therefore, the Company's management believes that the Company has remediated the material weakness that Revlon, Inc. identified in its internal control over financial reporting in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, visions, projections, forecasts, plans, strategies, beliefs, intent, opportunities, drivers, destinations and expectations of the Company's management. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that it has strengthened its organizational capabilities (and its expectation to continue to do so) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of additional opportunities to reposition, repackage and/or reformulate one or more of its brands or product lines and/or launching new brands or product lines and/or further refining its approach to retail merchandising, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company's plans regarding the continued growth momentum and accelerated growth stage of its plan, including the Company's plans to capitalize on the actions taken during the stabilization and growth phase of its plan, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with improved operating margins;

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, the Company's plan to move production for its European markets to Products Corporation's Oxford, North Carolina facility and establishing alternative warehousing and distribution arrangements in the U.K;

(viii)	the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

REV HOLDINGS LLC AND SUBSIDIARIES

(ix)	the Company's plans to continue training and development of its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	the Company's plans to strengthen its balance sheet and capital structure, including its plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans to conduct an equity issuance in the amount of $185 million by the end of March 2006 and its plan to use the proceeds from approximately $110 million of such equity issuance to reduce Products Corporation's debt;

(xi)	the Company's plans to introduce two strategic growth initiatives and the Company's current expectation and beliefs regarding these initiatives, including that these initiatives will further the Company's objectives of accelerating top-line growth and further building the Company's position in the mass-market color cosmetics category and the Company's current expectations and beliefs regarding the timing of the new business initiatives;

(xii)	the Company's belief that the Almay initiative will capitalize on unmet consumer needs for simplicity and healthy beauty and will build on the inherent strengths of the Almay brand and the success achieved in 2005 with the launch of the Almay Intense i-Color collection;

(xiii)	the Company's belief that its initiative focused on the more mature cosmetics consumer segment will meet their needs, which it believes are currently underserved by existing cosmetics offerings and will be a cosmetics system consisting of a full range of products and shades for her changing skin;

(xiv)	the Company's current belief that the new business initiatives will have a positive effect on net sales in the second half of 2005, after giving effect to incremental returns and allowances provisions associated with the launch of these initiatives, which is estimated to be approximately $40 million to $50 million in 2005, of which approximately $30 million to $40 million is expected to impact operating results in the third quarter of 2005, with the remainder impacting the fourth quarter of 2005 and the Company's expectation that the positive net sales impact in the second half of 2005 from these initiatives will be essentially offset by accelerated amortization charges associated with certain retail display fixtures of approximately $10 million to $15 million, as well as various upfront expenses related to the launch of these initiatives, including development and marketing-related expenses;

(xv)	the Company's expectation that its performance in the third quarter of 2005 will include the impact of much of the anticipated incremental provision for returns associated with the new business initiatives and that its performance in the fourth quarter of 2005 will benefit from the incremental shipments associated with the launch of these initiatives;

(xvi)	the Company's expectation that the first quarter of 2006 will benefit from incremental initial shipments associated with the launch of these initiatives;

(xvii)	the Company's expectation that, in terms of the cash flow impact of the new business initiatives, its investment in permanent displays, including displays for its existing businesses and the new business initiatives, will be in the range of $85 million to $95 million during each of 2005 and 2006, and returning to more normalized levels thereafter;

(xviii)	the Company's expectation that due to these initiatives, and assuming they begin shipping in the fourth quarter of 2005 as planned, working capital will increase during the second half of 2005 and return to more normalized levels in relation to sales during the second quarter of 2006;

(xix)	Products Corporation's intention to conduct a debt financing to raise approximately $75 million and its expectation that proceeds from such financing will be available to help fund investments in the new business initiatives and for general corporate purposes;

REV HOLDINGS LLC AND SUBSIDIARIES

(xx)	Revlon, Inc.'s plans to issue $185 million of equity by March 31, 2006 and contribute the proceeds from approximately $110 million of such equity issuance to Products Corporation to reduce its debt, and its plans to provide the balance of the proceeds from such $185 million equity issuance to Products Corporation for general corporate purposes;

(xxi)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xxii)	operating revenues, cash on hand, availability of borrowings under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement, and, if Products Corporation consummates the debt financing referred to in "Recent Developments", the proceeds of that financing, being sufficient to satisfy the Company's operating expenses in 2005, including cash requirements referred to in item (xxv) below;

(xxiii)	the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement, and, if Products Corporation consummates the debt financing referred to in "Recent Developments", the proceeds of that financing, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc. and/or REV Holdings (or debt securities of Products Corporation);

(xxiv)	the availability of advances under the New Keepwell Agreement being sufficient to satisfy REV Holdings' cash requirements, GSB Investments Corp.'s plan to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it does not have sufficient cash flow from dividends on its investments and the sale of equity securities of REV Holdings to pay the principal amount at maturity of the New REV Holdings Notes;

(xxv)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan (including in connection with the new business initiatives referred to in "Recent Developments"), payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, restructuring programs, debt service payments and costs and regularly scheduled pension contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans, debt service payments (including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes) and charges in connection with the Company's growth plan;

(xxvi)	matters concerning the Company's market-risk sensitive instruments;

(xxvii)	the effects of the Company's adoption of certain accounting principles;

(xxviii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable; and

(xxix)	the Company's belief that the remediation program that it has undertaken to remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting at the fiscal year ended December 31, 2004 was effective in remediating such material weakness and that therefore the Company's disclosure controls and procedures are effective at the June 30, 2005 period end, including the Company's belief that its remediation program strengthened its disclosure controls and procedures and internal control process with respect to its sales return calculations.

REV HOLDINGS LLC AND SUBSIDIARIES

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the Commission in 2005 (which, among other places, can be found on the Commission's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, changes in consumer purchasing habits, including with respect to shopping channels, lower than expected customer acceptance or consumer acceptance of the Company's new business initiatives, decreased sales of the Company's existing products as a result of the Company's new business initiatives and changes in the competitive environment, actions by the Company's customers, such as retailer inventory management, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets); political conditions (such as military actions and terrorist activities); as well as the effects of and changes in category weakness, in competitive activities, in retailer inventory management and in consumer purchasing habits, including with respect to shopping channels;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, arising from any additional repositioning, repackaging and/or reformulating of one or more of the Company's brands or product lines and/or launching of new brands or product lines and/or further refining its approach to retail merchandising;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth stage of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the stabilization and growth phase of its plan, which could affect the Company's ability to achieve its objective of balancing top-line growth with improved operating margins;

REV HOLDINGS LLC AND SUBSIDIARIES

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to move production for its European markets to Products Corporation's Oxford, North Carolina facility and establishing alternative warehousing and distribution arrangements from third parties in the U.K.;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	difficulties, delays or unanticipated costs in the Company continuing to train and develop its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans to conduct an equity issuance in the amount of $185 million by the end of March 2006, including to use the proceeds from approximately $110 million of such equity issuance to reduce Products Corporation's debt, as well as the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for Products Corporation's indebtedness and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions;

(xi)	the Company's inability to accelerate top-line growth and further build the Company's position in the mass-market color cosmetics category, such as due to difficulties, delays or unanticipated circumstances or costs associated with the Company's new business initiatives, including the Company's inability to timely implement its new business initiatives, including higher than expected returns in connection with the new business initiatives, weaker than expected retail customer acceptance and/or consumer demand for the products to be launched pursuant to the new business initiatives, the possibility that the Company's product pricing strategies for the new business initiatives will not be accepted by the Company's retail customers and/or consumers or that the Company may experience decreased sales of its existing products as a result of the products launched and sold under these initiatives and the possibility that the Company's current expectations and beliefs regarding the expected timing of the new business initiatives and its estimates regarding the incremental effect that the new business initiatives would have on net sales, returns, spending, cash flow, investment in permanent displays and working capital and amortization of wall display expenses, may turn out to be incorrect, or as applicable, overestimates or underestimates;

(xii)	the Almay initiative does not achieve its anticipated marketing affects and less than anticipated consumer or retail customer acceptance thereof;

(xiii)	the new business initiative targeted to the more mature consumer does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

REV HOLDINGS LLC AND SUBSIDIARIES

(xiv)	the Company's inability to achieve the anticipated net sales potential from the two new business initiatives, including as a result of less than expected sales, higher than expected returns, consumers purchasing less of the Company's existing products, production and/or distribution difficulties, and unexpected circumstances affecting the timing thereof or other difficulties, delays or unexpected costs related thereto or unforeseen circumstances affecting the timing or levels of accelerated amortization of certain of the Company's existing wall displays;

(xv)	higher than anticipated returns in the third quarter of 2005 or less than anticipated shipments in the fourth quarter of 2005 associated with the launch of the new business initiatives and unexpected circumstances affecting the timing thereof or other difficulties, delays or unexpected costs or expenses related thereto;

(xvi)	the Company's inability to achieve the anticipated benefits from these initiatives in the first quarter of 2006, such as due to less than expected shipments during the first quarter of 2006 as a result of less than anticipated acceptance of these initiatives from the Company's retail customers and/or consumers or other difficulties, delays or unexpected costs related thereto;

(xvii)	higher than anticipated costs for permanent displays or unforeseen circumstances affecting the timing or levels thereof;

(xviii)	higher than anticipated working capital or unforeseen circumstances affecting the timing or levels thereof;

(xix)	difficulties, delays or increased costs associated with, or Products Corporation's inability to consummate, the debt financing to raise approximately $75 million in the third quarter of 2005 and the unavailability of, or less than anticipated, net proceeds from such transaction;

(xx)	difficulties, delays or increased costs associated with, or Revlon, Inc.'s inability to consummate, in whole or in part, the equity issuance of $185 million by March 31, 2006, to use the proceeds from approximately $110 million of such $185 million equity issuance to reduce Products Corporation's debt, or to provide the balance of the proceeds from such $185 million equity issuance to Products Corporation, or other difficulties, delays or unexpected costs related thereto;

(xxi)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xxii)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, or Products Corporation's inability to consummate the debt financing referred to in "Recent Developments";

(xxiii)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, the New Keepwell Agreement, the debt financing referred to in "Recent Developments" or from selling additional shares of Revlon, Inc.;

(xxiv)	advances under the New Keepwell Agreement being insufficient to satisfy REV Holdings' cash requirements or GSB Investments Corp.'s inability to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it has not received sufficient dividend income from its investments;

(xxv)	higher than expected operating expenses (including in connection with the new business initiatives), sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions or debt service payments;

(xxvi)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

REV HOLDINGS LLC AND SUBSIDIARIES

(xxvii)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xxviii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xxix)	unanticipated circumstances that could affect the effectiveness of the Company's disclosure controls and procedures and/or internal control over financial reporting.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REV HOLDINGS LLC AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 6.    Exhibits.

10.15	Revlon Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 (the "Products Corporation June 2005 Form 10-Q")).
10.33	Amendment No. 1, dated as of August 4, 2005, to the 2004 Senior Unsecured Line of Credit Agreement, dated as of July 9, 2004 between Products Corporation and MacAndrews & Forbes Inc. (formerly known as MacAndrews & Forbes Holdings Inc.) (incorporated by reference to Exhibit 10.33 to the Products Corporation June 2005 Form 10-Q).
10.34	Third Amendment to Investment Agreement, dated as of August 4, 2005 between Revlon, Inc. and MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005).
*31.1	Certification of Ronald O. Perelman, Chief Executive Officer, dated August 11, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Todd J. Slotkin, Chief Financial Officer, dated August 11, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Ronald O. Perelman, Chief Executive Officer, dated August 11, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Todd J. Slotkin, Chief Financial Officer, dated August 11, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005

REV HOLDINGS LLC
Registrant
By:	/s/ Todd J. Slotkin
Todd J. Slotkin Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Manager