Form 10-Q
period 2005-09-30
REV HOLDINGS LLC
filed 2005-11-14
CIK 1035678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

212-572-8600

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes           No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes           No    X

As of September 30, 2005, the registrant's membership interest is held by Revlon Holdings, LLC.

Total Pages – 41

REV HOLDINGS LLC AND SUBSIDIARIES
INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77.7	$120.8
Trade receivables, less allowances of $17.3 and $19.0 as of September 30, 2005 and December 31, 2004, respectively	158.3	200.6
Inventories	226.4	154.7
Prepaid expenses and other	72.8	69.7
Total current assets	535.2	545.8
Property, plant and equipment, net	116.0	118.7
Other assets	143.4	149.9
Goodwill, net	186.0	186.1
Total assets	$980.6	$1,000.5
LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities:
Short-term borrowings – third parties	$40.4	$36.6
Current portion of long-term debt – third parties	—	10.5
Accounts payable and outstanding checks	111.4	95.2
Accrued expenses and other.	298.2	284.2
Total current liabilities	450.0	426.5
Long-term debt – third parties	1,431.8	1,326.7
Long-term debt – affiliates	3.6	1.2
Other long-term liabilities	293.5	294.6

Member's deficiency:
Member's interest.	—	—
Additional paid-in capital	955.4	955.6
Accumulated deficit since July 24, 1992	(2,017.2)	(1,867.3)
Deferred compensation.	(7.9)	(12.5)
Accumulated other comprehensive loss	(128.6)	(124.3)
Total member's deficiency	(1,198.3)	(1,048.5)
Total liabilities and member's deficiency	$980.6	$1,000.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$275.3	$294.4	$894.5	$918.9
Cost of sales	117.0	117.9	350.1	353.4
Gross profit	158.3	176.5	544.4	565.5
Selling, general and administrative expenses	190.6	177.9	577.7	549.2
Restructuring (benefit) costs and other, net	—	0.6	1.5	—
Operating (loss) income	(32.3)	(2.0)	(34.8)	16.3
Other expenses (income):
Interest expense	33.8	29.4	96.5	104.8
Interest income	(1.4)	(1.3)	(4.8)	(3.4)
Amortization of debt issuance costs.	1.8	1.7	5.1	7.6
Foreign currency (gains) losses, net	(2.7)	(1.2)	(1.4)	0.4
Loss on early extinguishment of debt	—	58.8	9.0	91.4
Gain on issuance of subsidiary stock	—	—	—	(363.6)
Miscellaneous, net	(0.1)	(0.1)	1.5	2.4
Other expenses, net	31.4	87.3	105.9	(160.4)
Loss before income taxes	(63.7)	(89.3)	(140.7)	176.7
Provision for income taxes	2.3	2.9	9.2	5.0
Net loss	$(66.0)	$(92.2)	$(149.9)	$171.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Additional Paid-In- Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Member's Deficiency
Balance, January 1, 2005	$955.6	$(1,867.3)	$(12.5)	$(124.3)	$(1,048.5)
Stock-based compensation	(0.2)		0.2		—
Amortization of deferred compensation			4.4		4.4
Comprehensive loss:
Net loss		(149.9)			(149.9)
Revaluation of foreign currency forward exchange contracts				2.2	2.2
Currency translation adjustment				(6.5)	(6.5)
Total comprehensive loss					(154.2)
Balance, September 30, 2005	$955.4	$(2,017.2)	$(7.9)	$(128.6)	$(1,198.3)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149.9)	$171.7
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75.3	79.7
Amortization of debt discount	0.1	1.8
Stock compensation amortization	4.4	4.7
Loss on early extinguishment of debt	9.0	77.3
Gain on issuance of subsidiary stock	—	(363.6)
Change in assets and liabilities:
Decrease in trade receivables	38.4	10.4
Increase in inventories	(74.6)	(17.2)
Increase in prepaid expenses and other current assets	(3.1)	(21.6)
Increase (decrease) in accounts payable	6.5	(16.8)
Increase (decrease) in accrued expenses and other current liabilities	13.8	(22.7)
Purchase of permanent displays	(38.7)	(40.3)
Other, net	0.5	(4.4)
Net cash used in operating activities	(118.3)	(141.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.0)	(12.5)
Investment in debt defeasance trust	(197.9)	—
Liquidation of investment in debt defeasance trust	197.9	—
Net cash used in investing activities	(16.0)	(12.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft – third parties	15.8	3.9
Proceeds from the issuance of long-term debt – third parties	386.2	1,135.9
Repayment of long-term debt – third parties, including prepayment fee and premiums	(297.9)	(1,014.3)
Proceeds from the issuance of long-term debt – affiliates	—	42.7
Repayment of long-term debt – affiliates	—	(19.5)
Capital contribution from affiliate	—	54.1
Advances under the Keepwell Agreement	2.4	5.7
Payment of financing costs	(12.0)	(30.7)
Net cash provided by financing activities	94.5	177.8
Effect of exchange rate changes on cash and cash equivalents	(3.3)	3.0
Net (decrease) increase in cash and cash equivalents	(43.1)	27.3
Cash and cash equivalents at beginning of period	120.8	56.5
Cash and cash equivalents at end of period	$77.7	$83.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$94.6	$116.6
Income taxes, net of refunds	$9.1	$8.1
Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest to Revlon Class A Common Stock	$—	$813.8
Noncash capital contributions from parent of REV Holdings Notes and issuance of stock to affiliates	$—	$7.9
Issuance of New REV Holdings Notes in exchange for REV Holding Notes	$—	$18.5
Noncash capital contribution from parent of REV Holdings related to the Keepwell Agreement	$—	$28.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

(1)    BASIS OF PRESENTATION

REV Holdings LLC ("REV Holdings" and together with its subsidiaries, the "Company") is a Delaware limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), and its subsidiaries. The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries, and has a licensing group. Products Corporation is a wholly-owned subsidiary of Revlon, Inc.

The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. All terms not defined elsewhere herein have the same meaning ascribed to them in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

As of September 30, 2005, REV Holdings owned 20,819,333 shares of Class A Common Stock of Revlon, Inc. ("Common Stock" or "Class A Common Stock") and 31,250,000 shares of Class B Common Stock (together with the Class A Common Stock, the "Common Stock") of Revlon, Inc. (representing approximately 14% of the Common Stock and approximately 51% of the combined voting power of the Common Stock). The REV Holdings membership interest is owned by its sole member, Revlon Holdings LLC ("Revlon Holdings"), whose membership interest, in turn, is owned indirectly by MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and, together with its affiliates, "MacAndrews & Forbes"), a corporation wholly owned by Ronald O. Perelman. As of September 30, 2005, MacAndrews & Forbes Holdings beneficially owned approximately 60% of the Common Stock (representing approximately 77% of the combined voting power of the Common Stock).

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

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

The following table illustrates the effect on net loss as if the Company had applied the fair value method to calculate its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123:"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(66.0)	$(92.2)	$(149.9)	$171.7
Add-back: Stock-based employee compensation expense included in reported net loss	1.3	2.6	4.4	4.7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(5.7)	(11.4)	(16.6)	(21.9)
Pro forma net loss	$(70.4)	$(101.0)	$(162.1)	$154.5

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The Company granted 40,000 and 5,200,472 stock options during the three months and nine months ended September 30, 2005, respectively. The following year-to-date weighted average assumptions were used to calculate the fair value of these options: no dividend yield; expected volatility of approximately 61%; weighted average risk-free interest rate of 3.95%; and an expected life of 4.75 years.

Recent Accounting Pronouncements

In March 2005, the FASB issued Financial Interpretation Number ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Asset Retirement Obligations." FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 and does not expect that the adoption of FIN 47 will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," an amendment to FASB Statements Nos. 123 and 95 ("SFAS No. 123(R)"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the U.S. Securities and Exchange Commission (the "SEC" or the "Commission") adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be the fiscal year beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

No. 123(R), while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of SFAS No. 123(R) and has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether its adoption will result in amounts in future periods that are similar to the Company's current pro forma disclosures under SFAS No. 123. The Company expects that the adoption of SFAS No. 123(R) will have a material impact on the Company's consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). Among other provisions, the new rule requires that the aforementioned items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. During the three months ended September 30, 2005, the Company had adopted the provisions of SFAS No. 151, which adoption did not have a material impact on the Company's consolidated results of operations and financial position.

(2)    POST-RETIREMENT BENEFITS

Revlon, Inc. sponsors pension plans and certain other post-retirement benefit plans for a substantial portion of its U.S. and international employees. Descriptions of these plans are disclosed in Revlon, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2004, in which Revlon, Inc. disclosed that it expected to contribute $23.3 million to its pension plans and $1.0 million to other post-retirement plans in 2005. Currently, Revlon, Inc. expects to contribute approximately $26 million to its pension plans and approximately $1 million to other post-retirement plans. As of September 30, 2005, Revlon, Inc. contributed $23.2 million and $0.6 million, respectively, to its pension and other post-retirement plans.

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three months ended September 30, 2005 and 2004 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2005	2004	2005	2004
Service cost	$2.4	$2.5	$0.1	$—
Interest cost	7.7	7.6	0.2	0.2
Expected return on plan assets	(7.1)	(6.2)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	1.8	2.1	—	—
	$4.7	$5.9	$0.3	$0.2

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the nine months ended September 30, 2005 and 2004 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2005	2004	2005	2004
Service cost, net	$7.6	$7.5	$(0.1)	$(1.9)
Interest cost, net	23.3	22.8	0.5	(1.0)
Expected return on plan assets	(21.3)	(19.0)	—	—
Amortization of prior service cost	(0.3)	(0.3)	—	—
Amortization of actuarial loss	5.8	6.3	—	—
	15.1	17.3	0.4	(2.9)
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$15.0	$17.2	$0.4	$(2.9)

The Company recognized $3.3 million of income in the nine months ended September 30, 2004 related to a reduction in the liability for an International post-retirement benefit arrangement.

(3)    INVENTORIES

	September 30, 2005	December 31, 2004
Raw materials and supplies	$70.5	$48.1
Work-in-process	25.2	12.2
Finished goods	130.7	94.4
	$226.4	$154.7

(4)    COMPREHENSIVE LOSS

The components of comprehensive loss for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(66.0)	$(92.2)	$(149.9)	$171.7
Other comprehensive (loss) income:
Currency translation adjustment	(1.5)	0.2	(6.5)	(2.3)
Revaluation of foreign currency forward exchange contracts	(0.4)	(1.4)	2.2	0.5
Other comprehensive (loss) income	(1.9)	(1.2)	(4.3)	(1.8)
Comprehensive loss	$(67.9)	$(93.4)	$(154.2)	$169.9

(5)    RESTRUCTURING (BENEFIT) COSTS AND OTHER, NET

During the nine months ended September 30, 2005, the Company recorded $1.5 million in restructuring for employee severance and other personnel benefits. During the nine months ended September 30, 2004, the Company revised its estimate of the cost to be incurred related to a previous

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

restructuring program. Additionally, during the three months and nine months ended September 30, 2004, the Company recorded $0.6 million and $0.9 million, respectively, for employee severance and other personnel benefits.

Details of the activities described above during the nine-month period ended September 30, 2005 are as follows:

	Balance as of January 1, 2005	Expenses, Net	Utilized, Net		Balance as of September 30, 2005
			Cash	Noncash
Employee severance and other personnel benefits:
2003 programs	$3.1	$—	$(1.7)	$(0.2)	$1.2
2004 programs	5.1	1.5	(3.2)	(0.3)	3.1
	8.2	1.5	(4.9)	(0.5)	4.3
Leases and equipment write-offs	2.9	—	(1.8)	(0.3)	0.8
	$11.1	$1.5	$(6.7)	$(0.8)	$5.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Geographic area:
Net sales:
United States	$141.5	$174.9	$502.0	$557.6
Canada	17.2	17.1	49.2	47.1
United States and Canada	158.7	192.0	551.2	604.7
International	116.6	102.4	343.3	314.2
	$275.3	$294.4	$894.5	$918.9

	September 30, 2005	December 31, 2004
Long-lived assets:
United States	$358.4	$371.3
Canada	4.3	4.2
United States and Canada	362.7	375.5
International	81.9	79.2
	$444.6	$454.7

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$180.0	$198.6	$589.8	$615.8
Personal care	95.3	95.8	304.7	303.1
	$275.3	$294.4	$894.5	$918.9

(7)    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at September 30, 2005 and December 31, 2004 was $24.4 million and $31.5 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at September 30, 2005 and December 31, 2004 was $(0.3) million and $(2.3) million, respectively.

(9)    LONG-TERM DEBT

	September 30, 2005	December 31, 2004
2004 Credit Agreement:
Term Loan Facility due 2010	$700.0	$800.0
Multi-Currency Facility due 2009	—	—
8 1/8% Senior Notes due 2006	—	116.2
9% Senior Notes due 2006	—	75.5
8 5/8% Senior Subordinated Notes due 2008	327.0	327.0
9½% Senior Notes due 2011, net of discounts	386.3	—
13% Senior Secured Notes due 2007	18.5	18.5
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
Advances under the New Keepwell Agreements	3.6	1.2
	1,435.4	1,338.4
Less current portion	—	(10.5)
	$1,435.4	$1,327.9

On March 16, 2005, Products Corporation issued $310.0 million aggregate principal amount of 9½% Senior Notes due 2011 (the "Original 9½% Senior Notes"). Interest on the Original 9½% Senior Notes is payable semi-annually on April 1 and October 1 of each year, which began on October 1, 2005. For

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

additional descriptions of the Original 9½% Senior Notes, see Note 19 "Subsequent Events" of the Consolidated Financial Statements and related notes in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

The proceeds from the Original 9½% Senior Notes were used to prepay $100.0 million of indebtedness outstanding under the Term Loan Facility of Products Corporation's 2004 Credit Agreement (as each such term is defined in Note 9 to REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004), together with accrued interest and the associated $5.0 million prepayment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The remaining $197.9 million of proceeds from the Original 9½% Senior Notes was placed in a debt defeasance trust and, on April 15, 2005, used to redeem $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes"), plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes"), plus accrued interest and the applicable premium. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $1.5 million. Amounts prepaid under the Term Loan Facility permanently reduce the commitment and are not available for future borrowings.

On June 21, 2005, all of the Original 9½% Senior Notes were exchanged for new 9½% Senior Notes due 2011 (the "March 2005 9½% Senior Notes"), which have substantially identical terms to the Original 9½% Senior Notes, except that the March 2005 9½% Senior Notes are registered with the SEC under the Securities Act of 1933, as amended (the "Securities Act"), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes.

On August 16, 2005, Products Corporation issued $80.0 million aggregate principal amount of additional 9½% Senior Notes due 2011, which priced at 95¼% of par (the "August 2005 9½% Senior Notes").

Products Corporation issued to qualified institutional buyers the August 2005 9½% Senior Notes as additional notes pursuant to the same indenture, dated as of March 16, 2005, governing the March 2005 9½% Senior Notes (the "9½% Senior Notes Indenture"), by and between Products Corporation and U.S. Bank National Association, as trustee. The August 2005 9½% Senior Notes constitute a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the March 2005 9½% Senior Notes (which are collectively referred to with the August 2005 9½% Senior Notes as the "9½% Senior Notes"). Pursuant to a registration agreement that Products Corporation entered into as part of the original issuance of the August 2005 9½% Senior Notes, Products Corporation filed a registration statement that, when such statement becomes effective, will permit holders of the August 2005 9½% Senior Notes to exchange such notes for new notes that will have substantially identical terms to the August 2005 9½% Senior Notes, except that (1) the new notes will be registered with the Commission under the Securities Act, and (2) the transfer restrictions and registration rights currently applicable to the August 2005 9½% Senior Notes would no longer apply to the new notes. As of November 9, 2005, the registration statement was not yet effective.

Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation with right to payment under the 9½% Senior Notes equal in right of payment with any present and future senior indebtedness of Products Corporation. The 9½% Senior Notes bear interest at an annual rate of 9½%, which will be payable on each April 1 and October 1 of each year, which commenced on October 1, 2005.

In August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity by March 31, 2006, with the proceeds from approximately $110 million of this issuance to be contributed to Products Corporation to reduce its debt and the balance of such proceeds to be available to Products Corporation for general corporate purposes. Additionally, in connection with Revlon, Inc.'s plan, MacAndrews &

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions)

Forbes and Revlon, Inc. amended the Investment Agreement that they entered into in February 2004 to increase MacAndrews & Forbes' commitment to cover Revlon, Inc.'s planned $185.0 million equity issuance by purchasing such additional equity as necessary to ensure that Revlon, Inc. issues $185.0 million of such equity. MacAndrews & Forbes and Products Corporation also amended Products Corporation's line of credit that they entered into in July 2004, with current availability of $87.0 million, to extend the term through the earlier of the consummation of Revlon, Inc.'s planned $185.0 million equity issuance or March 31, 2006 (provided that in no case would such line of credit terminate prior to its previous expiration date of December 1, 2005) and to provide that such line of credit is available to Products Corporation to assist it in funding investments in its brand initiatives.

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

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. The Company conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), a wholly-owned subsidiary of Revlon, Inc., and Products Corporation's subsidiaries. The Company's products are sold worldwide and marketed under such well-known brand names as Revlon, ColorStay, Revlon Age Defying, Revlon Age Defying with Botafirm, Fabulash, Super Lustrous, and Skinlights, as well as Almay, including the Company's new Almay Intense i-Color collection, in cosmetics; Vitamin C Absolutes, Eterna 27, Ultima II and Jeanne Gatineau in skin care; Charlie in fragrances; and High Dimension, Flex, Mitchum, Colorsilk, Jean Nate and Bozzano in personal care products. In addition, the Company has a licensing group.

The Company has accelerated the implementation of its three-part plan, as disclosed in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004, to rationalize costs and to grow the business. In 2002, the Company began the implementation of the stabilization and growth phase of its plan.

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company's continued growth momentum and accelerated growth stage of its plan includes various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of balancing top-line growth with an improved operating margin. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and introduction process; (ii) continue to increase the effectiveness of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which includes moving certain production for the European markets to Products Corporation's Oxford, North Carolina facility and establishing alternative warehousing and distribution arrangements in the U.K.; (iv) optimize the effectiveness of the Company's advertising, marketing and promotions; (v) continue the training and development of the Company's organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees; and (vi) continue to strengthen the Company's balance sheet and capital structure.

In March 2005, the Company completed a review of its advertising agencies as part of its strategy to optimize the effectiveness of its advertising, marketing and promotions, and awarded the Kaplan Thaler Group, Ltd. all creative aspects of advertising for the Revlon cosmetics brand and appointed Carat agency of record for all the media for the Company in the U.S. In May 2005, the Company awarded Arnell Group, a wholly-owned subsidiary of Omnicom Group, all creative and media planning aspects for the Almay brand.

The Company believes that it has strengthened its organizational capabilities and it intends to continue doing so. The Company also believes that it has strengthened its relationships with its key retailers in the U.S.

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

Brand initiatives

On August 4, 2005, as part of the Company's continued growth momentum and accelerated growth stage of its plan, Revlon, Inc. announced two brand initiatives. One initiative involves a complete relaunch of the Almay brand and builds on Almay's healthy beauty heritage and the desire among consumers for simplicity and personalization. The second initiative is focused on the more mature consumer and involves the launch of a complete line of cosmetics under a new brand name that is designed to serve this affluent and growing consumer demographic currently underserved in the marketplace.

The brand initiatives are expected to have a positive effect on net sales in the second half of 2005, after giving effect to an estimated $40 million of provisions for incremental returns and allowances associated with the launch of these initiatives, of which approximately $32 million impacted net sales in the third quarter of 2005, with the remainder expected to impact the fourth quarter of 2005. As a result of these brand initiatives, the Company expects that accelerated amortization associated with certain existing retail display fixtures will be approximately $10 million to $15 million, of which approximately $4 million impacted selling, general and administrative expenses ("SG&A") in the third quarter of 2005 and approximately $10 million of which is expected to impact SG&A for the full year of 2005. The Company expects that the total upfront launch and related costs of the brand initiatives in 2005, including provisions for the aforementioned incremental returns and allowances of approximately $40 million and the aforementioned $10 million of accelerated amortization, will be approximately $75 million. The Company also currently expects that the first quarter of 2006 would benefit from the incremental initial shipments associated with the launch of these brand initiatives.

The Company is currently making certain investments in connection with these brand initiatives, most notably in the area of permanent displays and inventory. In terms of the cash flow impact of these brand initiatives, the Company expects that its investment in permanent displays, including displays for its existing businesses and these brand initiatives, will be in the range of $75 million to $85 million for 2005, and $85 million to $95 million for 2006 (previously, the Company had estimated the investment in permanent displays to be in the range of $85 million to $95 million in each of 2005 and 2006), returning to more normalized levels thereafter. Assuming the initiatives begin shipping in the fourth quarter of 2005 as planned, working capital is expected to increase during the second half of 2005 and return to more normalized levels in relation to sales during the second half of 2006.

Net sales for the three and nine month periods ended September 30, 2005 declined to $275.3 million and $894.5 million, respectively, as compared to $294.4 million and $918.9 million for the three and nine month periods ended September 30, 2004. The decline in net sales for the three and nine months ended September 30, 2005 was driven by lower shipments in the U.S. and higher consolidated returns, allowances and discounts, primarily due to approximately $32 million of provisions for incremental returns and allowances associated with the launch of the brand initiatives, partially offset by higher International shipments, lower returns, allowances and discounts related to existing products and favorable currency translation. The decrease for the first nine months of 2005 was also attributable to lower licensing revenues due primarily to the $10.0 million prepayment of certain renewal fees and minimum royalties in the first nine months of 2004.

In the United States and Canada, net sales decreased to $158.7 million in the third quarter of 2005 from $192.0 million in the third quarter of 2004, and to $551.2 million in the nine months ended September

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

30, 2005 from $604.7 million in the nine months ended September 30, 2004. The decrease in the U.S. and Canada in the third quarter and first nine months of 2005 was driven primarily by lower shipments of existing products, and approximately $32 million of provisions for incremental returns and allowances associated with the brand initiatives, partially offset by higher shipments of new and restaged products, lower returns, allowances and discounts related to existing products and the favorable impact of Canadian dollar currency translation. The decrease in U.S. and Canada for the first nine months of 2005 was also attributable to the aforementioned lower licensing revenues. In International, net sales increased to $116.6 million from $102.4 million in the third quarter of 2004 and in the nine months ended September 30, 2005, net sales increased to $343.3 million from $314.2 million in the nine months ended September 30, 2004. The increase in International net sales in the third quarter and first nine months of 2005 was primarily due to higher shipments and favorable foreign currency translation. In addition, the increase in International net sales in the third quarter of 2005, as compared to the third quarter of 2004, was partially due to lower provisions for sales incentives.

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

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the third quarter of 2005 increased approximately 2.9% versus the third quarter of 2004 and 2.5% for the first nine months of 2005 versus the comparable period of 2004. Combined share for the Revlon and Almay brands totaled 21.6% for the third quarter of 2005, compared with 21.3% for the third quarter of 2004, with the Revlon brand registering a share of 15.3% for the third quarter of 2005, compared to 15.4% for the third quarter of 2004, and the Almay brand registering a share of 6.3% for the third quarter of 2005, compared to 5.8% for the third quarter of 2004. Combined share for the Revlon and Almay brands totaled 22.0% for the first nine months of 2005, compared with 21.8% for the first nine months of 2004, with the Revlon brand registering a share of 15.5% for the first nine months of 2005, compared to 15.9% for the first nine months of 2004, and the Almay brand registering a share of 6.4% for the first nine months of 2005, compared to 5.8% for the first nine months of 2004. Almay share increases were driven primarily by the success of the launch of the Almay Intense i-Color collection. In hair color and beauty tools, the Company gained market share in the third quarter and first nine months of 2005, compared with the third quarter and first nine months of 2004, while market share was essentially even for anti-perspirants/deodorants. All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is our largest customer, representing approximately 21.0% of the Company's 2004 worldwide net sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and market shares tracked by ACNielsen for both current and prior periods. The category and market share data contained herein has been updated to reflect ACNielsen's July 2005 adjustments.

The continued growth momentum and accelerated growth stage of the Company's plan includes, among other things, strengthening the Company's balance sheet and capital structure, much of which was accomplished in the first half of 2005 and in 2004. On March 16, 2005, Products Corporation issued $310.0 million aggregate principal amount of 9½% Senior Notes due 2011 (the "Original 9½% Senior Notes") and used the proceeds to prepay and permanently reduce $100.0 million of indebtedness under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, to redeem its 8 1/8% Senior Notes and 9%

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Senior Notes and to pay the applicable redemption premiums, fees, expenses and accrued interest related to these transactions. This issuance and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006. In June 2005, all of the Original 9½% Senior Notes were exchanged for new 9½% Senior Notes (the "March 2005 9½% Senior Notes"), which have substantially identical terms to the Original 9½% Senior Notes, except that they are registered with the U.S. Securities and Exchange Commission (the "SEC" or the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes. On August 16, 2005, Products Corporation issued to qualified institutional buyers $80 million aggregate principal amount of additional 9½% Senior Notes due 2011 (the "August 2005 9½% Senior Notes" and together with the March 2005 9½% Senior Notes, the "9½% Senior Notes"). The Company is using and intends to continue to use the proceeds of such issuance to help fund investments in its brand initiatives and for general corporate purposes, as well as to pay fees and expenses in connection with the issuance of the August 2005 9½% Senior Notes. See further discussion in "2005 Refinancing Transactions" within this section and in Note 9 "Long-Term Debt" to the Unaudited Consolidated Financial Statements.

Also in August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity by March 31, 2006, with the proceeds from approximately $110 million of this issuance to be contributed to Products Corporation to reduce its debt and the balance of the proceeds to be available to Products Corporation for general corporate purposes. Additionally, in connection with Revlon, Inc.'s plan to issue $185.0 million in equity, MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings", and together with its affiliates, "MacAndrews & Forbes") and Revlon, Inc. amended the Investment Agreement that they entered into in February 2004 to increase MacAndrews & Forbes' commitment to cover Revlon, Inc.'s planned $185.0 million equity issuance by purchasing such additional equity as necessary to ensure that Revlon, Inc. issues $185.0 million in such equity issuance. MacAndrews & Forbes and Products Corporation amended Products Corporation's 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined), with current availability of $87.0 million, to extend the term through the earlier of the consummation of Revlon, Inc.'s planned equity issuance or March 31, 2006 (provided that in no case would such line of credit terminate prior to its previous expiration date of December 1, 2005) and to provide that such line of credit is available to Products Corporation to assist it in funding investments in its brand initiatives.

On October 4, 2005, Revlon, Inc. filed a "shelf" registration statement on Form S-3 with the SEC to register up to $250.0 million of a variety of equity securities, including (a) Revlon, Inc. Class A common stock (the "Class A Common Stock"), (b) preferred stock, (c) warrants to purchase Revlon, Inc. Class A Common Stock or preferred stock, (d) stock purchase contracts (representing contracts obligating holders to purchase from Revlon, Inc. and Revlon, Inc. to sell to the holders, certain shares of Revlon, Inc. Class A Common Stock or preferred stock at future dates), (e) stock purchase units (which consist of a stock purchase contract and/or warrants that would secure the holder's obligation to purchase or sell Revlon, Inc. Class A Common Stock or preferred stock), and (f) subscription rights to purchase Revlon, Inc. Class A Common Stock or preferred stock.

Discussion of Critical Accounting Policies

For a discussion of REV Holdings' critical accounting policies, see REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Net sales:

Net sales in the third quarter of 2005 declined $19.1 million, or 6.5%, to $275.3 million, as compared to $294.4 million in the third quarter of 2004, driven by lower shipments in the U.S. and higher

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

consolidated returns, allowances and discounts, primarily due to approximately $32 million of provisions for incremental returns and allowances associated with the launch of the brand initiatives, partially offset by higher International shipments, lower returns, allowances and discounts related to existing products and favorable currency translation. Net sales for the nine months ended September 30, 2005 decreased $24.4 million, or 2.7%, to $894.5 million, as compared to $918.9 million for the nine months ended September 30, 2004, due primarily to lower shipments in the U.S., higher consolidated returns, allowances and discounts, primarily due to approximately $32 million of provisions for incremental returns and allowances associated with the launch of the brand initiatives, and to lower licensing revenues due primarily to the $10.0 million prepayment of certain renewal fees and minimum royalties in the first nine months of 2004, partially offset by higher International shipments, lower returns, allowances and discounts related to existing products and favorable foreign currency translation.

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
United States and Canada	$158.7	$192.0	$(33.3)	(17.3)
International	116.6	102.4	14.2	13.9	(1)
	$275.3	$294.4	$(19.1)	(6.5	)(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 11.2%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 7.9%.

	Nine Months Ended September 30,		$ Change	% Change
	2005	2004
United States and Canada	$551.2	$604.7	$(53.5)	(8.8)
International	343.3	314.2	29.1	9.3	(1)
	$894.5	$918.9	$(24.4)	(2.7	)(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 5.7%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 4.3%.

United States and Canada.

Third quarter results

Net sales in the Company's U.S. and Canada operations were $158.7 million for the third quarter of 2005, compared with $192.0 million for the third quarter of 2004, a decrease of $33.3 million or 17.3%. The decrease in net sales was driven primarily by approximately $32 million of provisions for incremental returns and allowances associated with the brand initiatives and $16.8 million reflecting lower shipments of existing products, partially offset by higher shipments of new and restaged products in the third quarter 2005, as compared to the third quarter 2004, as well as lower returns, allowances and discounts of $15.3 million related to existing products. Excluding the impact of Canadian currency fluctuations, net sales were down by $34.6 million.

Year-to-date results

Net sales in the Company's U.S. and Canada operations were $551.2 million for the nine months ended September 30, 2005, compared with $604.7 million for the nine months ended September 30, 2004,

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

a decrease of $53.5 million or 8.8%. The decrease in net sales was driven primarily by approximately $32 million of provisions for incremental returns and allowances associated with the brand initiatives and $34.9 million reflecting lower shipments of existing products, partially offset by higher shipments of new and restaged products in the first nine months of 2005, as compared to the first nine months of 2004, as well as lower returns, allowances and discounts of $23.3 million related to existing products. Additionally, licensing revenue in the nine months ended September 30, 2005 was $9.9 million lower compared to the nine months ended September 30, 2004 due primarily to the $10.0 million prepayment of certain renewal fees and minimum royalties, which benefited the nine months ended September 30, 2004. Excluding the impact of Canadian currency fluctuations, net sales were down by $57.3 million.

International.

Net sales in the Company's international operations were $116.6 million for the third quarter of 2005, compared with $102.4 million for the third quarter of 2004, an increase of $14.2 million or 13.9%, and were $343.3 million for the nine months ended September 30, 2005, compared with $314.2 million for the nine months ended September 30, 2004, an increase of $29.1 million or 9.3%. Excluding the impact of foreign currency fluctuations, international net sales increased by 11.2% and 5.7% in the third quarter and first nine months of 2005, as compared to the third quarter and first nine months of 2004, respectively. The increase in International net sales in the third quarter and first nine months of 2005 was primarily due to higher shipments and favorable foreign currency translation. In addition, the increase in International net sales in the third quarter of 2005, as compared to the third quarter of 2004, was partially due to lower provisions for sales incentives.

Third quarter results

In Asia Pacific and Africa, net sales increased by $3.3 million, or 6.0%, to $58.6 million for the third quarter of 2005, as compared with $55.3 million for the third quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in the Asia Pacific and Africa increased $2.3 million, or 4.2%, in the third quarter of 2005, as compared to the third quarter of 2004. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by higher net sales in South Africa, Hong Kong and certain distributor markets (which the Company estimates contributed to an approximate 4.3% increase in net sales for the region for the third quarter of 2005, as compared with the third quarter of 2004).

In Europe, which is comprised of Europe and the Middle East, net sales increased by $3.3 million, or 12.7%, to $29.3 million for the third quarter of 2005, as compared with $26.0 million for the third quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $3.6 million, or 13.8%, in the third quarter of 2005, as compared to the third quarter of 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to higher net sales in the U.K. and certain distributor markets (which the Company estimates contributed to an approximate 18.2% increase in net sales for the region for the third quarter of 2005, as compared with the third quarter of 2004), which was partially offset by lower net sales in Israel, Italy and France (which the Company estimates contributed to an approximate 5.5% reduction in net sales for the region in the third quarter of 2005, as compared with the third quarter of 2004).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $7.6 million, or 36.0%, to $28.7 million for the third quarter of 2005, as compared with $21.1 million for the third quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $5.6 million, or 26.5%, in the third quarter of 2005, as compared to the third quarter of 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by higher net sales in most markets in the region. The Company estimates that Brazil, Argentina and certain distributor markets contributed approximately 21.2% of the increase in net sales for the region for the third quarter of 2005, as compared with the third quarter of 2004.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year-to-date results

In Asia Pacific and Africa, net sales increased by $15.0 million, or 9.4%, to $175.5 million for the nine months ended September 30, 2005, as compared with $160.5 million for the nine months ended September 30, 2004. Excluding the impact of foreign currency fluctuations, net sales in the Asia Pacific and Africa increased $9.2 million, or 5.7%, in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by higher net sales in all markets in the region. The Company estimates that South Africa, Australia, New Zealand, Japan and certain distributor markets contributed approximately 4.8% of the increase in net sales for the region for the first nine months of 2005, as compared with the first nine months of 2004.

In Europe, net sales increased by $3.3 million, or 3.8%, to $90.0 million for the nine months ended September 30, 2005, as compared with $86.7 million for the nine months ended September 30, 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $1.6 million, or 1.8%, in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to higher net sales in France and certain distributor markets (which the Company estimates contributed to an approximate 2.8% increase in net sales for the region for the first nine months of 2005, as compared with the first nine months of 2004), which was partially offset by a decrease in net sales in the U.K., Italy, and Israel (which the Company estimates contributed to an approximate 1.5% increase in net sales for the region for the first nine months of 2005, as compared with the first nine months of 2004).

In Latin America, net sales increased by $10.8 million, or 16.0%, to $77.8 million for the nine months ended September 30, 2005, as compared with $67.0 million for the nine months ended September 30, 2004. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $7.1 million, or 10.6%, in the first nine months of 2005, as compared to the first nine months of 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by increased sales in Brazil, Venezuela and certain distributor markets (which the Company estimates contributed to an approximate 11.6% increase in net sales for the region in the first nine months of 2005, as compared with the first nine months of 2004), which was partially offset by lower net sales in Mexico, Argentina, and Chile (which the Company estimates contributed to an approximate 0.9% reduction in net sales for the region for the first nine months of 2005, as compared with the first nine months of 2004).

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Gross profit	$158.3	176.5	$(18.2)	$544.4	$565.5	$(21.1)

Gross profit as a percent of sales decreased to 57.5% in the third quarter of 2005 from 60.0% in the third quarter of 2004, reflecting higher returns, allowances and discounts in the third quarter of 2005, as compared with the third quarter of 2004, as well as higher brand support related costs included within cost of goods sold.

Gross profit as a percent of sales decreased to 60.9% in the first nine months of 2005 from 61.5% in the first nine months of 2004. Higher returns, allowances and discounts and the aforementioned $9.9 million in lower licensing revenues were partially offset by lower brand support related costs included within cost of goods sold in the first nine months of 2005, as compared with the first nine months of 2004.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
SG&A expenses	$190.6	$177.9	$(12.7)	$577.7	$549.2	$(28.5)

SG&A increased $12.7 million to $190.6 million for the third quarter of 2005, as compared to $177.9 million for the third quarter of 2004, due primarily to $2.0 million in unfavorable foreign currency fluctuations, $4.0 million in expenditures in support of our two brand initiatives, $1.5 million in higher display amortization, $1.3 million in higher distribution costs, and higher brand support of approximately $3.5 million, in each case in the third quarter of 2005, as compared with the third quarter of 2004. Total SG&A for the third quarter of 2005 also included approximately $4.0 million of accelerated amortization associated with the Company's brand initiatives impacting the third quarter of 2005.

SG&A increased $28.5 million to $577.7 million for the nine months ended September 30, 2005, as compared to $549.2 million for the nine months ended September 30, 2004, due primarily to $7.0 million in unfavorable foreign currency fluctuations, $7.7 million in expenditures in support of our two brand initiatives, approximately $4 million of accelerated amortization associated with the Company's brand initiatives impacting the third quarter of 2005, $2.3 million in higher distribution costs and higher brand support of $3.8 million in the first nine months of 2005, as compared with the first nine months of 2004. SG&A expense in the first nine months of 2004 also benefited by $1.4 million due to a reduction of liability associated with an international benefit arrangement. See "Overview" for a discussion of the Company's brand initiatives.

Restructuring (benefit) costs and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Restructuring (benefit) costs and other, net	$—	$0.6	$0.6	$1.5	$-	$(1.5)

During the nine months ended September 30, 2005, the Company recorded $1.5 million in restructuring for employee severance and other personnel benefits. During the nine months ended September 30, 2004, the Company revised its estimate of the cost to be incurred related to a previous restructuring program, which was offset by the restructuring charge in the third quarter of 2004.

Other expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Interest expense	$33.8	$29.4	$(4.4)	$96.5	$104.8	$8.3

The increase in interest expense of $4.4 million for the third quarter of 2005, as compared with the third quarter of 2004, was primarily due to higher average debt outstanding and higher weighted average borrowing rates during the third quarter of 2005, as compared to the third quarter of 2004. The decrease in interest expense of $8.3 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily due to the refinancing of Products Corporation's 12% Senior Secured Notes in July and August 2004 using borrowings under the Term Loan Facility of Products Corporation's 2004 Credit Agreement which bears interest at a comparatively lower interest rate.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Loss on early extinguishment of debt	$-	$58.8	$58.8	$9.0	$91.4	$82.4

The $9.0 million loss on early extinguishment of debt for the nine months ended September 30, 2005 includes the loss on redemption of Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in April 2005, the $5.0 million prepayment fee related to the prepayment of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with the proceeds from the issuance of the Original 9½% Senior Notes, as well as the write-off of the portion of deferred financing costs related to such prepaid amount. The loss on early extinguishment of debt for the nine months ended September 30, 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of Products Corporation's 12% Senior Secured Notes due in 2005 (the "12% Senior Secured Notes") (including the applicable premium) and the repayment of Products Corporation's 2001 Credit Agreement (as hereinafter defined).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Gain on issuance of subsidiary stock	$—	$—	$—	$—	$(363.6)	$363.6

In the first half of 2004, REV Holdings recognized a gain on the issuance by Revlon, Inc. of Class A Common Stock to third parties in connection with the Revlon Exchange Transactions (as hereinafter defined).

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$2.3	$2.9	$0.6	$9.2	$5.0	$(4.2)

The increase in the provision for income taxes in the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004, was primarily attributable to a dividend distribution from a foreign subsidiary in the first quarter of 2005. Additionally, the 2004 period benefited from the resolution of various tax audits. The decrease in the provision for income taxes in the third quarter of 2005, as compared with the third quarter of 2004, is attributable to offsetting factors in certain foreign markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities for the nine months ended September 30, 2005 improved to $118.3 million, as compared to $141.0 million for the nine months ended September 30, 2004. Net income declined $321.6 primarily due to a $331.0 million noncash gain related to the Revlon Exchange Transactions in the 2004 period. Additionally, cash used in changes in working capital of $19.0 million in the first nine months of 2005, compared with cash used in changes in working capital of $67.9 million in the first nine months of 2004, partially offset by lower adjustments made for non-cash expenses, consisting primarily of depreciation and amortization and stock compensation amortization, as well as the loss on extinguishment of debt. The improvement in cash provided by changes in working capital in the first nine months of 2005 was due to better management of the Company's working capital, partially offset by the increased cash used for the purchase and production of inventory primarily related to the launch of the Company's brand initiatives and due in part to lower shipments of existing products in the U.S. and Canada.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Net cash used for investing activities was $16.0 million and $12.5 million for the nine months ended September 30, 2005 and 2004, respectively, and consisted of capital expenditures.

Net cash provided by financing activities was $94.5 million and $177.8 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by financing activities for the nine months ended September 30, 2005 included proceeds from the issuance of the 9½% Senior Notes; partially offset by the prepayment of $100.0 million of indebtedness under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, along with the $5.0 million prepayment fee plus accrued interest; the redemption of $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes, plus the payment of accrued interest; the redemption of $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes, plus accrued interest and the applicable premium; and the payment of financing costs related to such transactions. Net cash provided by financing activities for the nine months ended September 30, 2004 included cash drawn under Products Corporation's credit agreements, a capital contribution from an affiliate to retire the REV Holdings Notes and advances under the New Keepwell Agreement (as hereinafter defined), partially offset by the repayment of borrowings under the credit agreements, payment of the redemption price, the applicable premium and accrued interest in connection with the redemption of Products Corporation's 12% Senior Secured Notes and payment of financing costs related to the above transactions.

At September 30, 2005, Revlon, Inc. had a liquidity position, excluding cash in compensating balance accounts, of approximately $259.2 million, consisting of cash and cash equivalents (net of any outstanding checks), as well as $143.5 million in available borrowings under the Multi-Currency Facility (as hereinafter defined) and $87.0 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit, which commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit was reduced from $152.0 million on July 1, 2005. See "Overview" regarding certain proposed financing activities.

2004 Credit Agreement

Products Corporation's credit agreement (the "2004 Credit Agreement") originally provided up to $960.0 million and, before giving effect to the $100.0 million prepayment in March 2005, consisted of an $800.0 million term loan facility (the "Term Loan Facility") and a $160.0 million asset-based multi-currency facility (the "Multi-Currency Facility"), the availability under which varies based upon the borrowing base determined relative to the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time (see Note 9 of REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004 for further details).

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes") are not redeemed, repurchased or defeased on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. In addition to customary events of default, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. fails to undertake an approximately $110.0 million equity issuance and transfer the proceeds of such issuance to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006.

The 2004 Credit Agreement requires Products Corporation to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, sales of assets, mergers and acquisitions, dividends and transactions with affiliates of Products Corporation, each of which is subject to limited exceptions. Additionally, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ended during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement. Additionally, under any circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 million for a period of 30 consecutive days or more, Products Corporation would be required to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. Products Corporation was in compliance with all applicable covenants under the 2004 Credit Agreement as of September 30, 2005.

At September 30, 2005, the Term Loan Facility was fully drawn and availability under the Multi-Currency Facility, based upon the calculated borrowing base less outstanding borrowings and letters of credit, was $143.5 million.

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a line of credit with MacAndrews & Forbes (the "2004 Consolidated MacAndrews & Forbes Line of Credit"), which had availability of $87.0 million at September 30, 2005. The commitment reduced to $87.0 million from $152.0 million as of July 1, 2005, pursuant to the original terms of the 2004 Consolidated MacAndrews & Forbes Line of Credit, and was scheduled to terminate on December 1, 2005, but has been extended through the earlier of the consummation of Revlon, Inc.'s planned equity issuance described in "Overview" or March 31, 2006 (provided that in no case would such line of credit terminate prior to its previous expiration date of December 1, 2005). See Note 9 of REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004 for further details.

2005 Refinancing Transactions

On March 16, 2005, Products Corporation issued $310.0 million aggregate principal amount of its Original 9½% Senior Notes. This issuance and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006. The proceeds from the Original 9½% Senior Notes were used to prepay $100.0 million of indebtedness outstanding under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee, and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The remaining $197.9 million in proceeds was placed in a debt defeasance trust and in April 2005 was used to redeem $116.2 million aggregate principal amount outstanding of Products Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation's 9% Senior Notes, plus accrued interest and applicable premium. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium. On June 21, 2005, all of the Original 9½% Senior Notes which were issued by Products Corporation in March 2005 were exchanged for the March 2005 9½% Senior Notes, which have substantially identical terms to the Original 9½% Senior Notes, except that the March 2005 9½% Senior Notes are registered with the Commission under the Securities Act, and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes.

On August 16, 2005, Products Corporation issued $80.0 million aggregate principal amount of the August 2005 9½% Senior Notes, which priced at 95¼% of par. Products Corporation issued the August 2005 9½% Senior Notes as additional notes pursuant to the same indenture, dated as of March 16, 2005, governing the March 2005 9½% Senior Notes (the "9½% Senior Notes Indenture"), by and between Products Corporation and U.S. Bank National Association, as trustee. The August 2005 9½% Senior

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Notes constitute a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the March 2005 9½% Senior Notes. Pursuant to a registration agreement that Products Corporation entered into as part of the original issuance of the August 2005 9½% Senior Notes, Products Corporation filed a registration statement that, when such statement becomes effective, will permit holders of the August 2005 9½% Senior Notes to exchange such notes for new notes that will have substantially identical terms to the August 2005 9½% Senior Notes, except that (1) the new notes will be registered with the Commission under the Securities Act, and (2) the transfer restrictions and registration rights currently applicable to the August 2005 9½% Senior Notes would no longer apply to the new notes. The registration statement was not yet effective as of November 9, 2005.

Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation with right to payment under the 9½% Senior Notes equal in right of payment with any present and future senior indebtedness of Products Corporation. The 9½% Senior Notes bear interest at an annual rate of 9½%, which will be payable on each April 1 and October 1 of each year, which commenced on October 1, 2005.

2004 Refinancing Transactions

In March 2004, Revlon, Inc. exchanged approximately $804 million of Products Corporation's debt, $54.6 million of Revlon, Inc. Series A preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Class A Common Stock (the "Revlon Exchange Transactions"). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 million on March 25, 2004. In addition to the Revlon Exchange Transactions, pursuant to the 2004 Investment Agreement between Revlon, Inc. and MacAndrews & Forbes Holdings, Revlon, Inc. is committed to conduct further equity issuances in the amount of approximately $110 million by the end of March 2006, the proceeds of which Revlon, Inc. will transfer to Products Corporation to reduce its debt (such equity issuances, together with the Revlon Exchange Transactions, are referred to as the "Debt Reduction Transactions"). The terms of any other equity issuances to be undertaken in connection with the Debt Reduction Transactions, including the subscription prices, will be determined by Revlon, Inc.'s Board of Directors at the appropriate times. See "Overview" for further discussion of this proposed equity issuance.

Products Corporation used $800.0 million of proceeds from borrowings under the Term Loan Facility of the 2004 Credit Agreement to repay in full the $290.5 million of outstanding indebtedness (including accrued interest) under Products Corporation's credit agreement dated November 30, 2001 and which was scheduled to mature on May 30, 2005 (the "2001 Credit Agreement"), to purchase and redeem in July and August 2004 (the "Tender Offer") all of the $363.0 million aggregate principal amount of Products Corporation's 12% Senior Secured Notes for a purchase price of approximately $412.3 million (including the applicable premium and accrued interest), and to pay fees and expenses incurred in connection with the 2004 Credit Agreement, the Tender Offer for the 12% Senior Secured Notes and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that Products Corporation launched in May 2004 but did not consummate.

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, and advances under the New Keepwell Agreement. The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, and the indentures governing Products Corporation's 8 5/8% Senior Subordinated Notes and 9½% Senior Notes contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt. The New REV Holdings Notes contain certain provisions that by their terms limit REV Holdings' ability to, among other things, incur additional debt.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan (including the Company's brand initiatives referred to in "Overview"), purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein, debt service payments and costs and regularly scheduled pension contributions. Cash contributions to the Company's pension and post-retirement benefit plans were approximately $34 million in 2004 and the Company expects them to be approximately $27 million in 2005. The Company estimates that for 2005 purchases of wall displays will be approximately $75 million to $85 million and capital expenditures will be approximately $20 million to $30 million. See "Overview" regarding certain expected uses of funds in connection with the Company's brand initiatives.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

Continuing to implement and refine the Company's plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining the Company's approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities. See "Overview" regarding certain of the Company's proposed brand initiatives.

The Company expects that operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit and advances under the New Keepwell Agreement will be sufficient to enable the Company to cover its operating expenses for 2005, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan (including the Company's brand initiatives referred to in "Overview"), cash requirements in connection with the Company's restructuring programs referred to above, the debt service requirements of the Company and its subsidiaries for 2005, including without limitation, interest on the New REV Holdings Notes, and regularly scheduled pension and post-retirement plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass market cosmetics category, adverse changes in currency, increased competition from the Company's competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management or the Company's advertising and marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. See "Overview" regarding certain of the Company's proposed brand initiatives and the Company's expected uses of funds and financing plans related to such initiatives.

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

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, including one or more aspects of its brand initiatives referred to in "Overview", reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates or third parties, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital.

Using proceeds from the issuance of the Original 9½% Senior Notes in March 2005, Products Corporation prepaid $100.0 million of principal amount outstanding under the Term Loan Facility of the 2004 Credit Agreement and redeemed its 8 1/8% Senior Notes and 9% Senior Notes in April 2005. Products Corporation likewise plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0 million, prior to their maturity in 2008. Under the 2004 Credit Agreement, Products Corporation must refinance the 8 5/8% Senior Subordinated Notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding. As of September 30, 2005, Products Corporation had $700.0 million of outstanding indebtedness under the Term Loan Facility of the 2004 Credit Agreement, while the Multi-Currency Facility and the 2004 Consolidated MacAndrews & Forbes Line of Credit were undrawn. In addition, in August 2005, Products Corporation issued $80 million aggregate principal amount of the August 2005 9½% Senior Notes. See "Overview" regarding certain of the Company's proposed brand initiatives and the Company's expected uses of funds and financing plans related to such initiatives.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 8 5/8% Senior Subordinated Notes and the 9½% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan.

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

As of September 30, 2005, the New REV Holdings Notes, which bear interest semi-annually and mature on February 1, 2007, are secured by a pledge of 2,325,291 shares of Class A Common Stock, including all dividends, cash instruments and property and proceeds from time to time received in respect of the foregoing (the "Collateral"). In addition, the indenture governing the New REV Holdings Notes (the "New Indenture") contains covenants that, among other things, limit, subject to certain exceptions set forth in the New Indenture, the following: (i) the issuance of additional debt and redeemable stock by REV Holdings, (ii) the creation of additional liens on the Collateral (other than the lien created by the New Indenture), (iii) the payment of dividends on equity of REV Holdings and the redemption of equity of REV Holdings or any of its direct or indirect parents, (iv) the sale of assets and subsidiary stock (including by way of consolidations, mergers and similar transactions), and (v) transactions with affiliates.

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

The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. As of September 30, 2005, advances under the New Keepwell Agreement were $3.6 million.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and may enter into option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $24.4 million outstanding at September 30, 2005. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2005 was $(0.3) million.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2005, there had been no material changes outside the ordinary course of the Company's business to the Company's total contractual obligations and commercial commitments which are set forth in the table included in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of: (1) Products Corporation's issuance in March 2005 of $310.0 million in aggregate principal amount of the Original 9½% Senior Notes, which are due 2011, with the proceeds used to (a) prepay $100.0 million in outstanding principal plus prepayment fees and accrued interest under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, and (b) redeem $116.2 million outstanding principal amount of Products Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million outstanding principal amount of Products Corporation's 9% Senior Notes, plus accrued interest and the applicable premium; (2) Products Corporation's issuance in August 2005 of $80.0 million aggregate principal amount of the August 2005 9½% Senior Notes, which are due in 2011, the proceeds of which will be used to help fund investments in its brand initiatives and be used for general corporate purposes, as well as to pay fees and expenses in connection with the issuance of the August 2005 9½% Senior Notes; and (3) incremental purchase obligations of approximately $46 million in connection with the Company's brand initiatives, which are due in less than one year. See "Overview – Brand initiatives" and "2005 Refinancing Transactions" for further discussion.

The following table reflects the impact of the transactions referred to above as of September 30, 2005:

	Payments due by calendar year (dollars in millions)
Contractual Obligations As of September 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Debt	$1,435.5	$—	$345.5	$700.0	$390.0
Purchase Obligations	$76.2	$76.2	$—	$—	$—

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

REV HOLDINGS LLC AND SUBSIDIARIES

(all tabular amounts in millions)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2004 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2004. As a result of Products Corporation's issuance of the Original 9½% Senior Notes and the redemption of the 8 1/8% Senior Notes and 9% Senior Notes, the maturities of Products Corporation's debt that would have otherwise been due in 2006 have been extended. The following table presents the information required by Item 7A as of September 30, 2005 (See "Long-term Debt" in Note 9 to the Unaudited Consolidated Financial Statements):

	Expected Maturity date for the year ended December 31,							Total	Fair Value September 30, 2005
	2005	2006	2007		2008	2009	Thereafter
Debt
Short-term variable rate (various currencies)	$40.4							$40.4	$40.4
Average interest rate (a)	5.4%
Long-term fixed rate – third party ($US)			$345.5	*			$386.3	731.8	705.0
Average interest rate			8.6%				9.5%
Long-term variable rate – third party ($US)							$700.0	700.0	700.0
Average interest rate (a)							10.6%
Total debt	$40.4	—	$345.5		—	—	$1,086.3	$1,472.2	$1,445.4

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2005	Fair Value September 30, 2005
Buy Euros/Sell USD	1.2148	$0.8	$0.8	$—
Sell British Pounds/Buy USD	1.8227	4.5	4.6	0.1
Sell Australian Dollars/Buy USD	0.7574	5.8	5.8	—
Sell Canadian Dollars/Buy USD	0.8140	7.7	7.3	(0.4)
Sell South African Rand/Buy USD	0.1566	2.4	2.4	—
Sell New Zealand Dollars/Buy USD	0.6919	0.2	0.2	—
Buy Australian Dollars/Sell New Zealand Dollars	1.1096	3.0	3.0	—
Total forward contracts		$24.4	$24.1	$(0.3)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2005.

*	While the 8 5/8% Senior Subordinated Notes are due in March 2008, under Products Corporation's 2004 Credit Agreement, Products Corporation must refinance the notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding.

REV HOLDINGS LLC AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.

As Revlon, Inc. previously disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, which it filed with the SEC on April 12, 2005, Revlon, Inc.'s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 and identified a deficiency in the Company's policies and procedures related to the periodic review and validation of the data inputs and outputs used in its estimates of the reserves for sales returns in the U.S. Specifically, in 2004, an error of approximately $1.2 million in the estimate of the sales return calculation for one of the Company's large U.S. customers was not detected. The customer in question acquired a significant number of stores in 2004 and inventory of certain of those newly-acquired store locations was not included in the data made available to the Company for estimating the reserves for sales returns. As a result, during its 2004 year-end closing, the Company understated its estimates of the sales returns related to these newly-acquired stores by approximately $1.2 million. The Company's aggregate sales returns reserve in the U.S. for the full fiscal year ended December 31, 2004 was approximately $83 million. Although this control deficiency resulted in the error identified above, it did not result in a material misstatement of the Company's consolidated financial statements as of and for the year ended December 31, 2004, for the interim periods within that year or in the Company's consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2005.

As Revlon, Inc. also disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, during the first quarter of 2005 the Company implemented additional controls and procedures, as discussed below in paragraph (b) of this Item 4, that the Company believes have remediated the material weakness in internal control over financial reporting referred to above. These additional controls and procedures are designed to operate semi-annually at June 30 and December 31 utilizing specific information that is available at those times as part of the Company's normal business processes at each such period end. These additional controls and procedures operated as designed and intended.

The Company has concluded that its disclosure controls and procedures were effective at September 30, 2005.

(b)    Changes in Internal Control Over Financial Reporting.    To remediate the material weakness referred to above, in the first quarter of 2005, management of Revlon, Inc. implemented a remediation program, including the establishment of additional controls and procedures, to strengthen the Company's internal control process with respect to the sales return calculation. This program and controls currently include, among other things, the adoption of policies pursuant to which the following procedures are or will be performed:

1.	In order to facilitate the estimate of sales returns in the future, following any merger, acquisition or consolidation transaction involving significant customers, the Company's sales force will provide inventory and point of sale information for each of the customers involved in the transaction to provide a base line to estimate sales returns. The Company will then prepare a reconciliation between the base line information and the sales return estimation for the combined customers after giving effect to the transaction.

REV HOLDINGS LLC AND SUBSIDIARIES

2.	The Company will analyze separately inventory and/or point of sale information that are maintained on different systems of significant customers involved in a merger, acquisition or consolidation transaction and will separately estimate returns for each of those customers.

3.	The Company enhanced documentation and formal validation of key data and assumptions used to calculate the sales returns.

4.	The Company formalized the analytical validation by accounting personnel of the sales return calculation for significant customers. This analysis is reviewed and approved by both senior finance and sales department executives.

The Company's management believes that these actions and controls strengthened the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting. These additional controls and procedures operated as designed and intended, and the Company's management believes that the Company has eliminated the material weakness that Revlon, Inc. identified in its internal control over financial reporting in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, destinations, visions, objectives, strategies, opportunities, drivers and intents of the Company's management. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that it has strengthened its organizational capabilities (and its expectation to continue to do so) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of additional opportunities to reposition, repackage and/or reformulate one or more of its brands or product lines and/or launching new brands or product lines and/or further refining its approach to retail merchandising, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company's plans regarding the continued growth momentum and accelerated growth stage of its plan, including the Company's plans to capitalize on the actions taken during the stabilization and growth phase of its plan, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with an improved operating margin;

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, the Company's plan to move production for its European markets to Products Corporation's Oxford, North Carolina facility and establishing alternative warehousing and distribution arrangements in the U.K.;

REV HOLDINGS LLC AND SUBSIDIARIES

(viii)	the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	the Company's plans to continue training and development of its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	the Company's plans to strengthen its balance sheet and capital structure, including its plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans to conduct an equity issuance in the amount of $185 million by the end of March 2006 and its plan to use the proceeds from approximately $110 million of such equity issuance to reduce Products Corporation's debt;

(xi)	the Company's plans to launch two brand initiatives and the Company's current expectation and beliefs regarding these initiatives;

(xii)	the Company's belief that the Almay initiative will build on its healthy beauty heritage and desire among consumers for simplicity and personalization;

(xiii)	the Company's belief that its initiative focused on the more mature cosmetics consumer will serve an affluent and growing consumer demographic currently underserved in the marketplace;

(xiv)	the Company's current belief that the brand initiatives will have a positive effect on net sales in the second half of 2005, after giving effect to an estimated $40 million of provisions for incremental returns and allowances associated with the launch of these brand initiatives, of which approximately $32 million impacted net sales in the third quarter of 2005, with the remainder expected to impact the fourth quarter of 2005, and the Company's expectation that in connection with these brand initiatives, the accelerated amortization charges associated with certain retail display fixtures will be approximately $10 million to $15 million (of which approximately $4 million impacted SG&A in the third quarter of 2005 and approximately $10 million of which is expected to impact SG&A for the full year of 2005) and that total upfront launch and related costs of the brand initiatives in 2005 will be approximately $75 million, including provisions for the aforementioned incremental returns and allowances of approximately $40 million and the aforementioned $10 million of accelerated amortization;

(xv)	the Company's expectation that the first quarter of 2006 will benefit from incremental initial shipments associated with the launch of these brand initiatives;

(xvi)	the Company's expectation that the cash flow impact of the brand initiatives from its investment in permanent displays, including displays for its existing businesses and the brand initiatives, will be in the range of $75 million to $85 million during 2005 and $85 million to $95 million during 2006, returning to more normalized levels thereafter;

(xvii)	the Company's expectation that due to the brand initiatives, and assuming they begin shipping in the fourth quarter of 2005 as planned, working capital will increase during the second half of 2005 and return to more normalized levels in relation to sales during the second half of 2006;

(xviii)	Revlon, Inc.'s plans to issue $185 million of equity by March 31, 2006 and contribute the proceeds from approximately $110 million of such equity issuance to Products Corporation to reduce its debt, and its plans to provide the balance of the proceeds from such $185 million equity issuance to Products Corporation for general corporate purposes;

(xix)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

REV HOLDINGS LLC AND SUBSIDIARIES

(xx)	operating revenues, cash on hand, availability of borrowings under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit and advances under the New Keepwell Agreement being sufficient to satisfy the Company's operating expenses in 2005, including cash requirements referred to in item (xxiii) below;

(xxi)	the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity securities of Revlon, Inc. and/or REV Holdings (or debt securities of Products Corporation);

(xxii)	the availability of advances under the New Keepwell Agreement being sufficient to satisfy REV Holdings' cash requirements, GSB Investments Corp.'s plan to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it does not have sufficient cash flow from dividends on its investments and the sale of equity securities of REV Holdings to pay the principal amount at maturity of the New REV Holdings Notes;

(xxiii)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan (including in connection with its brand initiatives), payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans, debt service payments (including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes) and charges in connection with the Company's growth plan;

(xxiv)	matters concerning the Company's market-risk sensitive instruments;

(xxv)	the effects of the Company's adoption of certain accounting principles;

(xxvi)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable; and

(xxvii)	the Company's belief that the remediation program that it has undertaken to remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting at the fiscal year ended December 31, 2004 was effective in eliminating such material weakness and that therefore the Company's disclosure controls and procedures are effective at September 30, 2005, including the Company's belief that its remediation program strengthened its disclosure controls and procedures and internal control process with respect to its sales return calculations.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as "estimates," "objectives," "visions," "projects," "forecasts," "plans," "targets," "strategies," "opportunities," "drivers," "believes," "intends," "destinations," "outlooks," "initiatives," "expects," "scheduled to," "anticipates," "seeks," "may," "will," or "should" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities

REV HOLDINGS LLC AND SUBSIDIARIES

laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the Commission in 2005 (which, among other places, can be found on the Commission's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, changes in consumer purchasing habits, including with respect to shopping channels, lower than expected customer acceptance or consumer acceptance of the Company's brand initiatives, decreased sales of the Company's existing products as a result of the Company's brand initiatives and changes in the competitive environment, actions by the Company's customers, such as retailer inventory management, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets); political conditions (such as military actions and terrorist activities); as well as the effects of and changes in category weakness, in competitive activities, in retailer inventory management and in consumer purchasing habits, including with respect to shopping channels;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, arising from any additional repositioning, repackaging and/or reformulating of one or more of the Company's brands or product lines and/or launching of new brands or product lines and/or further refining its approach to retail merchandising;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth stage of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the stabilization and growth phase of its plan, which could affect the Company's ability to achieve its objective of balancing top-line growth with an improved operating margin;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new and restaged products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness of its display walls;

REV HOLDINGS LLC AND SUBSIDIARIES

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to move production for its European markets to Products Corporation's Oxford, North Carolina facility and establishing alternative warehousing and distribution arrangements from third parties in the U.K.;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	difficulties, delays or unanticipated costs in the Company continuing to train and develop its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans to conduct an equity issuance in the amount of $185 million by the end of March 2006, including to use the proceeds from approximately $110 million of such equity issuance to reduce Products Corporation's debt, as well as the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for Products Corporation's indebtedness and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions;

(xi)	difficulties, delays or unanticipated circumstances or costs associated with the Company's brand initiatives, including the Company's inability to timely implement its brand initiatives, higher than expected returns in connection with the brand initiatives, weaker than expected retail customer acceptance and/or consumer demand for the products to be launched pursuant to the brand initiatives, the possibility that the Company's product pricing strategies for the brand initiatives will not be accepted by the Company's retail customers and/or consumers or that the Company may experience decreased sales of its existing products as a result of the products launched and sold under these initiatives and the possibility that the Company's current expectations and beliefs regarding the expected timing of the brand initiatives and its estimates regarding the incremental effect that the brand initiatives would have on net sales, returns, spending, cash flow, investment in permanent displays and working capital and amortization of wall display expenses, may turn out to be incorrect, or as applicable, overestimates or underestimates;

(xii)	the Almay initiative does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

(xiii)	the brand initiative targeted to the more mature consumer does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

(xiv)	the Company's inability to achieve the anticipated net sales potential from the two brand initiatives, including as a result of less than expected sales, higher than expected returns, consumers purchasing less of the Company's existing products, production and/or distribution difficulties, and unexpected circumstances affecting the timing thereof or other difficulties, delays or unexpected costs related thereto or unforeseen circumstances affecting the timing or levels of accelerated amortization of certain of the Company's existing wall displays;

(xv)	the Company's inability to achieve the anticipated benefits from the brand initiatives in the fourth quarter of 2005 and/or the first quarter of 2006, such as due to less than expected shipments during the fourth quarter of 2005 and/or the first quarter of 2006 as a result of less than anticipated acceptance of these initiatives from the Company's retail customers and/or consumers or other difficulties, delays or unexpected costs related thereto;

REV HOLDINGS LLC AND SUBSIDIARIES

(xvi)	higher than anticipated costs for permanent displays or unforeseen circumstances affecting the timing or levels thereof;

(xvii)	higher than anticipated working capital or unforeseen circumstances affecting the timing or levels thereof;

(xviii)	difficulties, delays or increased costs associated with, or Revlon, Inc.'s inability to consummate, in whole or in part, the equity issuance of $185 million by March 31, 2006, to use the proceeds from approximately $110 million of such $185 million equity issuance to reduce Products Corporation's debt or to provide the balance of the proceeds from such $185 million equity issuance to Products Corporation, or other difficulties, delays or unexpected costs related thereto;

(xix)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xx)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xxi)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement, or from selling additional shares of Revlon, Inc.;

(xxii)	advances under the New Keepwell Agreement being insufficient to satisfy REV Holdings' cash requirements or GSB Investments Corp.'s inability to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it has not received sufficient dividend income from its investments;

(xxiii)	higher than expected operating expenses (including in connection with the brand initiatives), sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions or debt service payments;

(xxiv)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(xxv)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xxvi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xxvii)	unanticipated circumstances that could affect the effectiveness of the Company's disclosure controls and procedures and/or internal control over financial reporting.

This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REV HOLDINGS LLC AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS.

*31.1	Certification of Ronald O. Perelman, Chief Executive Officer, dated November 14, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Todd J. Slotkin, Chief Financial Officer, dated November 14, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Ronald O. Perelman, Chief Executive Officer, dated November 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Todd J. Slotkin, Chief Financial Officer, dated November 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005

REV HOLDINGS LLC
Registrant

By: /s/ Todd J. Slotkin

Todd J. Slotkin
Executive Vice President,
Chief Financial Officer,
Chief Accounting Officer and
Manager