Form 10-Q
period 2006-03-31
REV HOLDINGS LLC
filed 2006-05-12
CIK 1035678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 333-23451

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
Yes     No

As of March 31, 2006, the registrant’s entire membership interest is held by an affiliate of MacAndrews & Forbes Holdings Inc.

REV HOLDINGS LLC AND SUBSIDIARIES
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

REV HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137.2	$32.5
Trade receivables, less allowances of $16.3 and $18.9 as of March 31, 2006 and December 31, 2005, respectively	167.2	282.2
Inventories	239.7	220.6
Prepaid expenses and other	65.4	56.7
Total current assets	609.5	592.0
Property, plant and equipment, net	119.2	119.7
Other assets	171.6	146.8
Goodwill	186.0	186.0
Total assets	$1,086.3	$1,044.5
LIABILITIES AND MEMBER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$10.8	$9.0
Current portion of long-term debt	129.2	—
Current portion of long-term debt-affiliates	4.8	—
Accounts payable	120.6	133.1
Accrued expenses and other	330.5	329.4
Total current liabilities	595.9	471.5
Long-term debt	1,303.9	1,431.9
Long-term debt-affiliates	—	3.6
Other long-term liabilities	259.5	263.7
Member’s deficiency:
Member’s interest	—	—
Additional paid-in capital	1,018.1	948.9
Accumulated deficit	(1,970.0)	(1,953.4)
Accumulated other comprehensive loss	(121.1)	(121.7)
Total member’s deficiency	(1,073.0)	(1,126.2)
Total liabilities and member’s deficiency	$1,086.3	$1,044.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended March 31,
	2006	2005
Net sales	$325.5	$300.9
Cost of sales	117.3	114.2
Gross profit	208.2	186.7
Selling, general and administrative expenses	216.5	187.1
Restructuring costs, net	9.0	1.7
Operating loss	(17.3)	(2.1)
Other (income) expenses:
Interest expense	35.8	30.3
Interest income	(0.3)	(1.6)
Amortization of debt issuance costs	1.8	1.6
Foreign currency (gains) losses, net	(0.8)	2.5
Gain on issuance of subsidiary stock	(42.3)	—
Loss on early extinguishment of debt	—	7.5
Miscellaneous, net	(0.3)	1.4
Other (income) expenses, net	(6.1)	41.7
Loss before income taxes	(11.2)	(43.8)
Provision for income taxes	5.4	3.6
Net loss	$(16.6)	$(47.4)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Member’s Deficiency
Balance, January 1, 2006	$948.9	$(1,953.4)	$(121.7)	$(1,126.2)
Net proceeds from the 2006 Rights Offering (see Note 9)	65.5			65.5
Stock-based compensation	2.4			2.4
Amortization of deferred compensation for restricted stock	1.3			1.3
Comprehensive loss:
Net loss		(16.6)		(16.6)
Revaluation of foreign currency forward exchange contracts			0.6	0.6
Total comprehensive loss				(16.0)
Balance, March 31, 2006	$1,018.1	$(1,970.0)	$(121.1)	$(1,073.0)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16.6)	$(47.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30.5	23.5
Amortization of debt discount	0.2	—
Stock compensation amortization	3.7	1.7
Loss on early extinguishment of debt	—	7.5
Gain on issuance of subsidiary stock	(42.3)	—
Change in assets and liabilities:
Decrease in trade receivables	115.9	45.6
Increase in inventories	(18.3)	(17.3)
Increase in prepaid expenses and other current assets	(8.2)	(3.2)
(Decrease) increase in accounts payable	(7.1)	7.0
Decrease in accrued expenses and other current liabilities	(13.3)	(9.6)
Purchase of permanent displays	(48.3)	(17.5)
Other, net	11.1	0.9
Net cash provided by (used in) operating activities	7.3	(8.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	(2.7)
Investment in debt defeasance trust	—	(197.9)
Net cash used in investing activities	(4.8)	(200.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft – third parties	(4.3)	(2.3)
Proceeds from long-term debt borrowings	1.0	—
Proceeds from the issuance of long-term debt – third parties	—	310.0
Repayment of long-term debt – third parties, including prepayment fee	—	(105.0)
Advances under the New Keepwell Agreement	1.2	1.2
Payment of financing costs	(3.1)	(9.0)
Net proceeds from the 2006 Rights Offering	107.7	—
Proceeds from exercise of stock options for common stock	0.1	—
Net cash provided by financing activities	102.6	194.9
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(2.2)
Net increase (decrease) in cash and cash equivalents	104.7	(16.7)
Cash and cash equivalents at beginning of period	32.5	120.8
Cash and cash equivalents at end of period	$137.2	$104.1
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$33.7	$37.7
Income taxes, net of refunds	$2.4	$1.0
Supplemental schedule of noncash investing and financing activities:
Treasury stock received by Revlon, Inc. to satisfy tax withholding liabilities	$(0.1)	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

(1) Basis of Presentation

REV Holdings LLC (‘‘REV Holdings’’ and together with its subsidiaries, the ‘‘Company’’) is a Delaware limited liability company. REV Holdings conducts its business exclusively through its indirect subsidiary, Revlon Consumer Products Corporation and its subsidiaries (‘‘Products Corporation’’). The Company manufactures and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color and personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group, pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories. Products Corporation is a wholly-owned subsidiary of Revlon, Inc.

The accompanying Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in REV Holdings' Annual Report on Form 10-K for the year ended December 31, 2005. All terms not defined elsewhere herein have the same meaning ascribed to them in REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans.

As of March 31, 2006, REV Holdings owned 20,819,333 shares of Class A Common Stock of Revlon, Inc. (‘‘Class A Common Stock’’) and 31,250,000 shares of Class B Common Stock (together with the Class A Common Stock, the ‘‘Common Stock’’) of Revlon, Inc. (representing approximately 13% of the Common Stock and approximately 48% of the combined voting power of the Common Stock). The REV Holdings membership interest is owned by its sole member, Revlon Holdings LLC (‘‘Revlon Holdings’’), whose membership interest, in turn, is owned indirectly by MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with its affiliates, ‘‘MacAndrews & Forbes’’), a corporation wholly owned by Ronald O. Perelman. As of March 31, 2006, MacAndrews & Forbes Holdings beneficially owned approximately 60% of the Common Stock (representing approximately 76% of the combined voting power of the Common Stock).

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

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

Stock-Based Compensation

Prior to January 1, 2006 (including the fiscal quarter ended March 31, 2005), the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options equaled the market price of Revlon, Inc.’s Class A common stock, par value of $0.01 per share on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan (as hereinafter defined) had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant, no compensation cost was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 (including the fiscal quarter ended March 31, 2005) on stock options granted to employees.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement, which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R), requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the Company’s stock-based awards. The Company adopted SFAS No. 123(R) effective for fiscal periods ending after December 31, 2005 using the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company’s pro-forma disclosures in fiscal periods ended on or before December 31, 2005. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three-month fiscal period ended March 31, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

(2) Stock Compensation Plan

Stock options:

Total net stock-based compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’) (which provides for the issuance of awards of shares of Revlon, Inc.'s Class A Common Stock in the form of stock options, stock appreciation rights and restricted or unrestricted stock to eligible employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation), which awards were unvested at January 1, 2006 or granted on or after such date. Net stock-based compensation expense in the three-month fiscal period ended March 31, 2006 was $2.4 million. As of March 31, 2006, the total unrecognized compensation cost related to unvested stock awards in the aggregate was $11.7 million.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, ‘‘Accounting for Stock-Based

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

Compensation – Transition and Disclosure, an amendment of FASB Statements No. 123’’ (‘‘SFAS No. 148’’), requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control and similar types of events).

A summary of the status of grants under the Stock Plan as of March 31, 2006 and changes during the three-month fiscal period then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2006	33,033.1	$4.25
Granted	12.5	3.05
Exercised	(47.2)	3.02
Forfeited and expired	(593.2)	4.84
Outstanding at March 31, 2006	32,405.2	4.24

The weighted average grant date fair value of options granted during the three-month fiscal periods ended March 31, 2006 and 2005 approximated $1.67 and $1.63, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life of option	4.75 years	4.75 years
Risk-free interest rate	4.61%	3.95%
Expected volatility	62%	61%
Expected dividend yield	N/A	N/A

The following table summarizes information about the Stock Plan's options outstanding at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
$ 2.31 to $ 3.78	29,086.4	5.34	$2.99	14,043.8	$3.07
3.82 to 6.88	1,453.9	5.47	4.87	976.7	5.31
7.06 to 15.00	1,023.5	3.63	10.56	1,023.5	10.56
18.50 to 50.00	841.4	1.69	38.67	841.4	38.67
2.31 to 50.00	32,405.2			16,885.4

Restricted stock awards:

The Stock Plan also allows for awards of restricted stock to employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation. The restricted stock awards vest over service periods that range from three to five years.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Jack Stahl, the sole eligible participant, with

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

inducement awards to entice him to join Revlon, Inc. as its President and Chief Executive Officer to enhance Revlon, Inc.'s long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of Class A Common Stock. All of the 530,000 shares were issued in the form of restricted shares of Class A Common Stock to Mr. Stahl in February 2002. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon his execution of the Revlon, Inc.'s standard Employee Agreement as to Confidentiality and Non-Competition. At March 31, 2006, there were 3,510,002 shares of restricted stock unvested under the Stock Plan and the Supplemental Stock Plan.

Generally, no dividends will be paid on unvested restricted stock, provided, however, that in connection with the 2002 grants to Mr. Stahl of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Supplemental Stock Plan (of which an aggregate 500,000 shares of restricted stock from both plans remained unvested at March 31, 2006), in the event any cash or in-kind distributions are made in respect of Common Stock prior to the lapse of the restrictions on such shares, such dividends will be held by the Company and paid to Mr. Stahl when and if such restrictions lapse.

The Company recognizes non-cash compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $1.3 million and $1.7 million during the three-month fiscal periods ended March 31, 2006 and 2005, respectively, and deferred stock-based compensation related to restricted stock awards of $5.2 million at March 31, 2006.

Treasury stock:

During the three-month fiscal period ended March 31, 2006, an executive, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 17,594 shares of Revlon, Inc. Class A Common Stock to satisfy the minimum statutory tax withholding requirements related to such vesting in accordance with the share withholding provisions of the Stock Plan. These shares were recorded as treasury stock by Revlon, Inc. using the cost method, at $3.56, the market price on the vesting date, for a total of approximately $0.1 million.

Pro forma net loss:

The following table illustrates the pro forma effect on net loss as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148 to all outstanding awards for the three-month fiscal period ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss as reported	$(47.4)
Add: Stock-based employee compensation expense included in reported net loss	1.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5.7)
Pro forma net loss	$(51.4)

(3) Post-retirement Benefits

Revlon, Inc. sponsors pension plans and certain other post-retirement benefit plans for a substantial portion of its U.S. employees, as well as certain other non-U.S. employees. Descriptions of these plans are

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Currently, Revlon, Inc. expects to contribute approximately $32.2 million to its pension plans and approximately $1.0 million to other post-retirement plans in 2006.

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three-month fiscal period ended March 31, 2006 and 2005, respectively, are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2006	2005	2006	2005
Service cost	$2.6	$2.6	$—	$(0.2)
Interest cost	7.9	7.8	0.2	0.1
Expected return on plan assets	(7.9)	(7.1)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	1.7	2.0	—	—
	4.2	5.2	0.2	(0.1)
Portion allocated to Revlon Holdings LLC	—	—	—	—
	$4.2	$5.2	$0.2	$(0.1)

(4) Inventories

	March 31, 2006	December 31, 2005
Raw materials and supplies	$66.4	$60.7
Work-in-process	15.2	17.6
Finished goods	158.1	142.3
	$239.7	$220.6

(5) Comprehensive Loss

The components of comprehensive loss for the three-month fiscal period ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(16.6)	$(47.4)
Other comprehensive income (loss):
Revaluation of foreign currency forward exchange contracts	0.6	1.1
Currency translation adjustment	—	(1.5)
Other comprehensive income (loss)	0.6	(0.4)
Comprehensive loss	$(16.0)	$(47.8)

(6) Restructuring Costs, net

During the three-month fiscal period ended March 31, 2006, the Company recorded net charges of $9.0 million primarily for employee severance and other personnel benefits, relating to the organizational realignment announced by Revlon, Inc. in February 2006. The organizational realignment largely involves

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

the consolidation of certain functions within the Company’s sales, marketing and creative groups, as well as certain headquarters functions, which changes are designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers (the ‘‘2006 program’’). During the three-month fiscal period ended March 31, 2005, the Company recorded separate charges of $1.7 million primarily for employee severance and other personnel benefits related to the 2004 program.

Details of the activities described above during the three-month fiscal period ended March 31, 2006 are as follows:

	Balance as of January 1, 2006	Expenses, Net	Utilized, Net		Balance as of March 31, 2006
			Cash	Noncash
Employee severance and other personnel benefits:
2003 program	$1.2	$—	$—	$—	$1.2
2004 program	2.4	—	(0.5)	—	1.9
2006 program	—	9.0	(1.5)	—	7.5
	3.6	9.0	(2.0)	—	10.6
Leases and equipment write-offs	0.6	—	—	—	0.6
	$4.2	$9.0	$(2.0)	$—	$11.2

(7) Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company has operations established in 16 countries outside of the U.S. and its products are sold throughout the world. The Company’s results of operations and the value of its assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels.

	Three Months Ended March 31,
	2006	2005
Geographic area:
Net sales:
United States	$198.4	$179.3
Canada	17.8	14.9
United States and Canada	216.2	194.2
International	109.3	106.7
	$325.5	$300.9

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

	March 31, 2006	December 31, 2005
Long-lived assets:
United States	$388.5	$366.9
Canada	5.2	3.8
United States and Canada	393.7	370.7
International	82.2	81.0
	$475.9	$451.7

	Three Months Ended March 31,
	2006	2005
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$216.6	$201.2
Personal care	108.9	99.7
	$325.5	$300.9

(8) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at March 31, 2006 and December 31, 2005 was $33.4 million and $31.9 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at March 31, 2006 and December 31, 2005 was $0.4 million and $(0.2) million, respectively.

(9) Long-term Debt and Rights Offering

	March 31, 2006	December 31, 2005
2004 Credit Agreement:
Term Loan Facility due 2010	$700.0	$700.0
Multi-Currency Facility due 2009	1.0	—
8 5/8% Senior Subordinated Notes due 2008	327.1	327.0
9½% Senior Notes due 2011, net of discounts	386.5	386.4
13% Senior Secured Notes due 2007	18.5	18.5
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
Advances under the New Keepwell Agreement	4.8	3.6
	1,437.9	1,435.5
Less current portion	(134.0)	—
	$1,303.9	$1,435.5

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

Amendment to Credit Agreement

In February 2006, Products Corporation secured an amendment to the credit agreement that it and certain of its subsidiaries entered into in 2004, with a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent (the ‘‘2004 Credit Agreement’’). The amendment excludes from various financial covenants certain charges in connection with Products Corporation’s organizational realignment described in Note 6 above, as well as some start-up costs incurred by the Company in 2005 related to the launch of its new Vital Radiance brand and the re-launch of the Almay brand. Specifically, the amendment provides for the add-back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned organizational realignment and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the launch of the Company's new Vital Radiance brand and the re-launch of the Almay brand. Under the 2004 Credit Agreement, EBITDA is used in the determination of Products Corporation's senior secured leverage ratio and the consolidated fixed charge coverage ratio. (See Note 10).

Rights Offering

On March 22, 2006, Revlon, Inc. completed the $110 million rights offering (including the private placement to MacAndrews & Forbes, the ‘‘Rights Offering’’) that it launched in February 2006 which allowed stockholders to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used as described in Note 10.

In completing the Rights Offering, Revlon, Inc. issued an additional 39,285,714 shares of its Class A Common Stock, including 15,885,662 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a stock purchase agreement between MacAndrews & Forbes and Revlon, Inc. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the Rights Offering (which was approximately 60% of the shares of Revlon, Inc.'s Class A Common Stock offered in the Rights Offering).

As a result of completing the Rights Offering, Revlon, Inc.'s total number of outstanding shares of Class A Common Stock increased to 380,041,688 shares and the total number of shares of Common Stock outstanding, including Revlon, Inc.'s existing 31,250,000 shares of Class B Common Stock, increased to 411,291,688 shares. Following the completion of these transactions, MacAndrews & Forbes beneficially owned approximately 56% of Revlon, Inc.'s outstanding Class A Common Stock and approximately 60% of Revlon Inc.'s total outstanding Common Stock, which shares together represent approximately 76% of the combined voting power of such shares.

(10) Subsequent Events

Redemption of 8 5/8 Senior Subordinated Notes

On April 21, 2006, using the proceeds of the Rights Offering, together with available cash, Products Corporation completed the redemption of $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) in satisfaction of the applicable requirements under its 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date.

REV HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except for share and per share amounts)

Following such redemption there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

Commitment for New 2006 Credit Facility

In May 2006, Products Corporation signed a commitment letter (the ‘‘Bank Commitment’’) with Citigroup Global Markets Inc. (‘‘Citigroup’’), J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (together, ‘‘JPMorgan’’), in which Citigroup and JPMorgan have agreed to arrange a $960.0 million credit facility (the ‘‘New 2006 Credit Facility’’), pursuant to an amendment and restatement of Products Corporation's existing 2004 Credit Agreement. Citigroup and JPMorgan have committed to provide the entire amount of the New 2006 Credit Facility, subject to a number of customary conditions, including, among other things: (1) that no event, development or circumstance occur which could reasonably be expected to have a material adverse effect on Revlon, Inc.'s business, operations, property or condition, taken as a whole; (2) that Revlon, Inc. consummates the issuance of $75 million in equity securities; and (3) that the necessary credit agreement and security documents be finalized and signed. The Bank Commitment provides for a 7-year $800 million term loan facility and a 6-year $160 million asset-based revolving credit facility. It is expected that the New 2006 Credit Facility would be secured by substantially the same collateral package as secures the 2004 Credit Agreement.

While there can be no assurances that the New 2006 Credit Facility will be finalized and closed, if Products Corporation completes this refinancing, the Company believes that it will result in annual interest savings due to lower interest margins, provide the Company with greater financial and other covenant flexibility and extend the maturity dates of Products Corporation's 2004 Credit Agreement. Products Corporation expects to use the proceeds of the New 2006 Credit Facility to: (1) repay in full the $700.0 million of outstanding indebtedness (plus accrued interest and the prepayment fee) under the Term Loan Facility of its current 2004 Credit Agreement; (2) redeem approximately $75.0 million aggregate principal amount of Products Corporation's 8 5/8% Senior Subordinated Notes; and (3) pay fees and expenses incurred in connection with the New 2006 Credit Facility. The balance of such proceeds is expected to be available for general corporate purposes, including investment in the Company’s brands. Products Corporation expects to close and fund the New 2006 Credit Facility in July 2006.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business

The Company is providing this overview in accordance with the SEC's December 2003 interpretive guidance regarding Management's Discussion and Analysis of Financial Condition and Results of Operations.

REV Holdings LLC (and together with its subsidiaries, the ‘‘Company’’) conducts its business exclusively through its indirect operating subsidiary, Revlon Consumer Products Corporation and its subsidiaries (‘‘Products Corporation’’), a wholly-owned subsidiary of Revlon, Inc. Revlon, Inc. is an indirectly majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with its affiliates, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color and personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing group, pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

Revlon is one of the world's leading mass-market beauty brands. Revlon believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the newly re-launched Almay brand, including the Company’s new Almay Intense i-Color collection, and the Company’s latest brand, Vital Radiance, in cosmetics; a new Almay skincare line, as well as Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk and Custom Effects in hair color; and Mitchum, Flex and Bozzano in personal care products.

In 2005, Revlon, Inc. launched two major brand initiatives (the ‘‘brand initiatives’’). One initiative involved a complete relaunch of the Almay brand and builds on Almay’s healthy beauty heritage and the desire among consumers for simplicity and personalization. The second initiative focused on the more mature consumer and involved the launch of a complete line of cosmetics under a new brand name, Vital Radiance, that is designed to serve this affluent and growing consumer demographic currently underserved in the marketplace.

Overview of the Company’s Plan

The Company intends to capitalize on the actions taken during the earlier phases of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company’s plan includes various actions that represent refinements of and additions to the actions taken during the earlier phases of the plan, with the objective of balancing top-line growth with an improved operating profit margin. These ongoing initiatives include, among other things, actions to:

(i)	further improve the new product development and introduction process with even deeper insights into the Company’s consumers and the categories in which it competes;

(ii)	continue to increase the effectiveness and reduce the cost of the Company's display walls across categories and brands;

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

(iii)	drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by, among other things, continuing to rationalize components and by sourcing strategically;

(iv)	optimize the effectiveness of the Company’s advertising, marketing and promotions;

(v)	continue the training and development of the organization so that the Company may continue to improve its capabilities to execute its strategies while providing enhanced job satisfaction for the Company’s employees; and

(vi)	continue to strengthen the Company’s balance sheet and capital structure. (See ‘‘Recent Developments’’ and ‘‘Overview of Financing Activities’’).

The Company believes that it has strengthened its organizational capabilities and it intends to continue doing so. In February 2006, Revlon, Inc. announced an organizational realignment which is intended to enable the Company to be more effective and efficient in meeting the needs of its consumers and retail customers. The Company also believes that it has strengthened its relationships with its key retailers in the U.S.

Overview of Net Sales and Earnings Results

Net sales in the first quarter of 2006 increased $24.6 million, or 8.2%, to $325.5 million, as compared with $300.9 million in the first quarter of 2005, driven by higher shipments and lower returns, partially offset by higher allowances and discounts and unfavorable foreign currency translation.

In the United States and Canada, net sales for the first quarter of 2006 increased $22.0 million, or 11.3%, to $216.2 million, from $194.2 million in the first quarter of 2005. This increase was primarily due to higher shipments of color cosmetics, stemming from the rollout of the Company’s new Vital Radiance brand and the re-stage of the Almay brand, partially offset by lower shipments of Revlon-branded cosmetics and higher allowances and discounts related to the launch of the Vital Radiance brand and the re-stage of the Almay brand. The increase in net sales was also driven by higher shipments in other key categories and lower returns due in part to lower promotional shipments. In the Company’s international operations, net sales for the first quarter of 2006 increased $2.6 million, or 2.4%, to $109.3 million, from $106.7 million in the first quarter of 2005. The increase in the first quarter of 2006, as compared with the first quarter of 2005, was due primarily to higher shipments, partially offset by unfavorable foreign currency translation.

Net loss for the first quarter of 2006 decreased $30.8 million to $16.6 million, as compared with $47.4 million in the first quarter of 2005. The decrease in net loss reflects a gain on issuance of subsidiary stock of $42.3 million in 2006 primarily from the Rights Offering (as hereinafter defined), higher net sales and higher gross profit, and a lower loss on early extinguishment of debt. These amounts were partially offset by an increase in selling, general and administrative expenses (‘‘SG&A’’), higher restructuring costs (primarily due to the organizational realignment previously announced in February 2006) and higher interest expense. SG&A expenses were higher in 2006 primarily due to costs incurred to support the launch of the brand initiatives, including costs for advertising, consumer promotion and accelerated amortization on certain existing permanent displays, and higher compensation expenses.

Overview of U.S. Market Share Data

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the first quarter of 2006 increased approximately 3.8% versus the first quarter of 2005. Combined U.S. mass-market share for the Revlon, Almay and Vital Radiance brands totaled 21.3% for the first quarter of 2006, compared with 22.1% for the first quarter of 2005, with the Revlon    brand registering a share of 14.3% for the first quarter of 2006, compared with 15.6% for the first quarter of 2005; the Almay brand registering a share of 6.4% for the first quarter of 2006, which was even with the first quarter of 2005; and the newly-launched Vital Radiance brand registering a share of 0.6% for the first quarter of 2006. In women’s hair color and

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

beauty tools, the Company gained market share in the first quarter of 2006, compared with the first quarter of 2005, increasing, respectively, from a 8.3% market share for the first quarter of 2005 to 8.8% for the first quarter of 2006, and 24.6% market share for the first quarter of 2005 to 26.5% for the first quarter of 2006. Market share performance for anti-perspirants/deodorants was essentially even, at 6.1% in the first quarter of 2006, as compared to 6.2% in the first quarter of 2005.

All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company's 2005 worldwide net sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and market shares tracked by ACNielsen for both current and prior periods. The category and market share data contained herein has been updated to reflect ACNielsen's July 2005 adjustments.

Overview of Financing Activities

The Company’s plan includes actions intended to, among other things, strengthen the Company's balance sheet and capital structure. Many of these actions were accomplished during 2004, 2005 and through the first quarter of 2006, including most recently the Rights Offering (as hereinafter defined) completed in March 2006. (See ‘‘Financial Condition, Liquidity and Capital Resources-2006 Financing Transactions’’ and ‘‘Recent Developments’’).

On March 22, 2006, Revlon, Inc. completed its $110 million rights offering (including the private placement to MacAndrews & Forbes, the ‘‘Rights Offering’’) and issued an additional 39,285,714 shares of its Class A common stock, par value of $0.01 per share (the ‘‘Class A Common Stock’’), including 15,885,662 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. Revlon, Inc. promptly transferred the proceeds of such Rights Offering to Products Corporation which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’). (See ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’ and ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’).

Recent Developments

Redemption of 8 5/8% Senior Subordinated Notes

On April 21, 2006, using the proceeds of the Rights Offering, together with available cash, Products Corporation completed the redemption of $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under its 2004 Credit Agreement (as hereinafter defined), at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

Commitment for New 2006 Credit Facility

In May 2006, Products Corporation signed a commitment letter (the ‘‘Bank Commitment’’) with Citigroup Global Markets Inc. (‘‘Citigroup’’), J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (together, ‘‘JPMorgan’’), in which Citigroup and JPMorgan have agreed to arrange a $960.0 million

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

credit facility (the ‘‘New 2006 Credit Facility’’), pursuant to an amendment and restatement of Products Corporation's existing 2004 Credit Agreement. Citigroup and JPMorgan have committed to provide the entire amount of the New 2006 Credit Facility, subject to a number of customary conditions, including, among other things: (1) that no event, development or circumstance occur which could reasonably be expected to have a material adverse effect on Revlon, Inc.'s business, operations, property or condition, taken as a whole; (2) that Revlon, Inc. consummates the issuance of $75 million in equity securities as referred to in ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’; and (3) that the necessary credit agreement and security documents be finalized and signed. The Bank Commitment provides for a 7-year $800 million term loan facility and a 6-year $160 million asset-based revolving credit facility. It is expected that the New 2006 Credit Facility would be secured by substantially the same collateral package as secures the 2004 Credit Agreement.

While there can be no assurances that the New 2006 Credit Facility will be finalized and closed, if Products Corporation completes this refinancing, the Company believes that it will result in annual interest savings due to lower interest margins, provide the Company with greater financial and other covenant flexibility and extend the maturity dates of Products Corporation's 2004 Credit Agreement. Products Corporation expects to use the proceeds of the New 2006 Credit Facility to: (1) repay in full the $700.0 million of outstanding indebtedness (plus accrued interest and the prepayment fee) under the Term Loan Facility of its current 2004 Credit Agreement; (2) redeem approximately $75.0 million aggregate principal amount of Products Corporation's 8 5/8% Senior Subordinated Notes; and (3) pay fees and expenses incurred in connection with the New 2006 Credit Facility. The balance of such proceeds is expected to be available for general corporate purposes, including investment in the Company’s brands. Products Corporation expects to close and fund the New 2006 Credit Facility in July 2006.

Discussion of Critical Accounting Policies

Stock-Based Compensation

Prior to January 1, 2006 (including the fiscal quarter ended March 31, 2005), the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted under the Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for the issuance of awards in the form of stock options, stock appreciation rights and restricted or unrestricted stock to eligible employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options equaled the market price of Revlon, Inc.’s Class A Common Stock on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant, no compensation cost was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 on stock options granted to employees.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement, which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R), requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the Company’s stock based awards. The Company adopted SFAS No. 123(R) effective for fiscal periods ending after December 31, 2005 using the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company's pro-forma disclosures in fiscal periods ended on or before December 31, 2005. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three-month fiscal period ended March 31, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

For a discussion of REV Holdings’ other critical accounting policies, see REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Net sales in the first quarter of 2006 increased $24.6 million, or 8.2%, to $325.5 million, as compared with $300.9 million in the first quarter of 2005, driven by higher shipments, primarily attributable to the Almay and Vital Radiance brand initiatives in the U.S., from the Company’s international operations and lower returns company-wide. These increases were partially offset by higher allowances and discounts, primarily attributable to the launch of the brand initiatives in the U.S., and unfavorable foreign currency translation.

	Three Months Ended March 31,		Change
	2006	2005	$	%
United States and Canada	$216.2	$194.2	$22.0	11.3	(1)
International	109.3	106.7	2.6	2.4	(2)
	$325.5	$300.9	$24.6	8.2	(3)

(1)	Excluding the impact of foreign currency fluctuations, U.S. and Canada net sales increased 10.8%.

(2)	Excluding the impact of foreign currency fluctuations, International net sales increased 4.9%.

(3)	Excluding the impact of foreign currency fluctuations, consolidated net sales increased 8.7%.

United States and Canada.

In the U.S. and Canada, net sales were $216.2 million for the first quarter of 2006, compared with $194.2 million for the first quarter of 2005, an increase of $22.0 million or 11.3%. Excluding the impact of Canadian currency fluctuations, net sales increased $21.0 million, or 10.8%, in the first quarter of 2006, as compared with the first quarter of 2005. The increase in net sales in the U.S. and Canada in the first quarter of 2006, as compared with the first quarter of 2005, was driven by higher shipments of color cosmetics, stemming from the rollout of the Company’s new Vital Radiance brand and the re-stage of the Almay brand, partially offset by lower shipments of Revlon-branded cosmetics and higher allowances and discounts related to the launch of the Vital Radiance brand and the re-stage of the Almay brand. The increase in net sales was also driven by higher shipments in other key categories and lower returns due in part to lower promotional shipments.

International.

In the Company’s international operations, net sales were $109.3 million for the first quarter of 2006, compared with $106.7 million for the first quarter of 2005, an increase of $2.6 million or 2.4%. Excluding

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

the impact of foreign currency fluctuations, international sales increased by $5.2 million, or 4.9%, in the first quarter of 2006, as compared with the first quarter 2005. The increase in net sales from the Company’s international operations in the first quarter of 2006, as compared with the first quarter of 2005, was driven primarily from higher shipments and lower returns.

In Asia Pacific and Africa, net sales decreased by $2.5 million, or 4.3%, to $56.3 million for the first quarter of 2006, as compared with $58.8 million for the first quarter of 2005. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa decreased $0.6 million, or 0.9%, in the first quarter of 2006, as compared with the first quarter of 2005. This decline in net sales, excluding the impact of foreign currency fluctuations, was due to lower shipments in Australia, New Zealand and certain distributor markets (which the Company estimates contributed to an approximate 2.4% reduction in net sales for the region for the first quarter of 2006, as compared with the first quarter of 2005), which was partially offset by increased shipments in South Africa and China (which the Company estimates contributed to an approximate 1.8% increase in net sales for the region for the first quarter of 2006, as compared with the first quarter of 2005).

In Europe, which is comprised of Europe and the Middle East, net sales were unchanged at $27.0 million for the first quarter of 2006, as compared with the first quarter of 2005. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $2.3 million, or 8.7%, in the first quarter of 2006, as compared with the first quarter of 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to increased shipments and lower returns, allowances and discounts in the U.K. and in certain distributor markets (which the Company estimates contributed to an approximate 9.2% increase in net sales for the region for the first quarter of 2006, as compared with the first quarter of 2005), which increase was partially offset by lower shipments in France (which contributed to approximately 0.7% reduction in net sales for the region for the first quarter of 2006).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $5.1 million, or 24.4%, to $26.0 million for the first quarter of 2006, as compared with $20.9 million for the first quarter of 2005. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $3.4 million, or 16.4%, in the first quarter of 2006, as compared with the first quarter of 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by increased shipments in Venezuela, Argentina and in certain distributor markets (which the Company estimates contributed to an approximate 14.0% increase in net sales for the region in the first quarter of 2006, as compared with the first quarter of 2005).

Gross profit:

	Three Months Ended March 31,
	2006	2005	Change
Gross profit	$208.2	$186.7	$21.5

Gross profit increased $21.5 million to $208.2 million for the first quarter 2006, as compared with $186.7 million for the first quarter of 2005, primarily due to higher shipments, lower returns and a lower costs of sales percentage as a result of favorable changes in sales mix and lower manufacturing costs, partially offset by higher allowances and discounts. Excluding foreign currency fluctuations, gross profit increased $22.9 million for the first quarter of 2006, as compared with the first quarter of 2005. Gross profit as a percent of net sales, excluding the impact of foreign currency fluctuations, increased to 64.1% in the first quarter of 2006 from 62.1% in the first quarter 2005 primarily due to the aforementioned lower returns and a lower cost of sales percentage, partially offset by higher allowances and discounts.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses:

	Three Months Ended March 31,
	2006	2005	Change
SG&A expenses	$216.5	$187.1	$(29.4)

SG&A expenses increased $29.4 million, or 15.7%, to $216.5 million for the first quarter of 2006, as compared to $187.1 million in the first quarter of 2005, in part due to higher brand support of $21.6 million, including higher advertising and consumer promotional spending, as well as higher display amortization, primarily to support the launch of the brand initiatives. In addition, SG&A was higher due to increased compensation expenses of $6.3 million, which includes $2.4 million of amortized costs attributable to the Company’s expensing of stock options, resulting from the aforementioned adoption of SFAS No. 123(R) effective January 1, 2006.

Restructuring costs, net:

	Three Months Ended March 31,
	2006	2005	Change
Restructuring costs, net	$9.0	$1.7	$(7.3)

During the first quarter of 2006, the Company recorded charges of $9.0 million primarily for employee severance and other personnel benefits (See Note 6 to the unaudited consolidated financial statements regarding the organizational realignment announced by Revlon, Inc. in February 2006). During the first quarter of 2005, the Company recorded additional charges of $1.7 million primarily for employee severance and other personnel benefits.

Other (income) expenses:

	Three Months Ended March 31,
	2006	2005	Change
Interest expense	$35.8	$30.3	$(5.5)

The increase in interest expense of $5.5 million for the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to higher average debt outstanding and higher weighted average borrowing rates during the first quarter of 2006, as compared to first quarter of 2005.

	Three Months Ended March 31,
	2006	2005	Change
Loss on early extinguishment of debt	$—	$7.5	$7.5

The loss on early extinguishment of debt for the first quarter of 2005 represents the $5.0 million prepayment fee related to the prepayment of $100.0 million of indebtedness outstanding under the Term Loan Facility (as hereinafter defined) of the 2004 Credit Agreement in March 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

	Three Months Ended March 31,
	2006	2005	Change
Gain on issuance of subsidiary stock	$(42.3)	$—	$42.3

During the first quarter of 2006, REV Holdings recognized a gain of $42.2 million on the issuance by Revlon, Inc. of Class A Common Stock to third parties in the Rights Offering. REV Holdings also recognized a gain of $0.1 million during the first quarter of 2006 in connection with the exercise of Revlon, Inc. stock options.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Provision for income taxes:

	Three Months Ended March 31,
	2006	2005	Change
Provision for income taxes	$5.4	$3.6	$(1.8)

The increase in the provision for income taxes in the first quarter of 2006, as compared with the first quarter of 2005, was primarily attributable to higher taxable income in certain markets outside the U.S.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2006 improved to $7.3 million, as compared to $8.8 million used in the first quarter of 2005. Net loss improved $30.8 million primarily due to a $42.2 million noncash gain related to the Rights Offering in the first quarter of 2006. In addition, this improvement resulted from cash provided by changes in working capital of $69.0 million in the first quarter of 2006, compared with cash provided by changes in working capital of $22.5 million in the first quarter of 2005, with the improvement in the first quarter of 2006 due primarily to higher collections on accounts receivable, partially offset by the increase in net loss before non-cash charges and the increase in purchases of permanent displays.

Net cash used in investing activities was $4.8 million and $200.6 million for the first quarters of 2006 and 2005, respectively. Net cash used in investing activities of $4.8 million in the first quarter of 2006 was for capital expenditures. Net cash used in investing activities in the first quarter of 2005 included a $197.9 million payment into a debt defeasance trust in respect of the principal, interest and applicable premium necessary to redeem all of Products Corporation’s 8 1/8% Senior Notes due 2006 and all of Products Corporation’s 9% Senior Notes due 2006, as well as $2.7 million in capital expenditures.

Net cash provided by financing activities was $102.6 million and $194.9 million for the first quarters of 2006 and 2005, respectively. Net cash provided by financing activities for the first quarter of 2006 included net proceeds of $107.7 million, from the issuance of Class A Common Stock as a result of the closing of the Rights Offering on March 22, 2006, partially offset by bank overdrafts and the payment of certain financing costs. Revlon, Inc.’s proceeds from the Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’ and ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’). Net cash provided by financing activities for the first quarter of 2005 included proceeds from the issuance in March 2005 of $310 million aggregate principal amount of Products Corporation’s 9½% Senior Notes due 2011 (the ‘‘9½% Senior Notes’’), offset by the prepayment of $100 million of indebtedness under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, the defeasance of all of Products Corporation’s 8 1/8% Senior Notes and all of Products Corporation’s 9% Senior Notes, along with the $5.0 million prepayment fee in connection with the partial prepayment of the Term Loan Facility described above, and the payment of financing costs.

At March 31, 2006, Revlon, Inc. had a liquidity position, excluding cash in compensating balance accounts, of approximately $241.8 million, consisting of cash and cash equivalents (net of any outstanding checks) of $11.8 million, as well as $143.0 million in available borrowings under the Multi-Currency Facility (as hereinafter defined) and $87.0 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined). Excluded from the Company’s liquidity position at March 31, 2006 is the aforementioned $109.7 million in aggregate principal amount used in April 2006 to redeem an equivalent principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes.

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2004 Credit Agreement

Products Corporation’s credit agreement that it and certain of its subsidiaries entered into in 2004 with a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent (the ‘‘2004 Credit Agreement’’) originally provided up to $960.0 million, which consisted of a term loan facility of $800.0 million (prior to being reduced to $700.0 million following Products Corporation’s March 2005 prepayment of $100.0 million) (the ‘‘Term Loan Facility’’) and a $160.0 million multi-currency facility, the availability under which varies based upon the borrowing base that is determined based upon the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time (the ‘‘Multi-Currency Facility’’). Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders’ agreement. (For further discussions on the terms of the 2004 Credit Agreement, see Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005) (See ‘‘Recent Developments-Commitment for New 2006 Credit Facility’’).

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if Products Corporation’s 8 5/8% Senior Subordinated Notes are not redeemed, repurchased, defeased or repaid on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. In March 2006, Revlon, Inc. completed its $110 million Rights Offering and promptly transferred the proceeds from the Rights Offering to Products Corporation which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes, in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’ and ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’). Accordingly, at April 30, 2006 there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

Borrowings under the Multi-Currency Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (A) the Alternate Base Rate plus 1.50%; or (B) the Eurodollar Rate plus 2.50%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.50%. The loans under the Term Loan Facility bear interest at a rate equal to, at Products Corporation’s option, either (A) the Alternate Base Rate plus 5.00%; or (B) the Eurodollar Rate plus 6.00%. At March 31, 2006, the weighted average rate for borrowings under the Term Loan Facility and the Multi-Currency Facility was 10.7% and 9.3%, respectively (See ‘‘Recent Developments-Commitment for New 2006 Credit Facility’’).

At March 31, 2006, the Term Loan Facility was fully drawn and availability under the Multi-Currency Facility, based upon the calculated borrowing base less approximately $16 million of outstanding letters of credit and approximately $1 million then drawn on the Multi-Currency Facility, was approximately $143 million. (See ‘‘Overview of Financing Activities’’ and ‘‘2006 Financing Transactions’’ for certain amendments to the 2004 Credit Agreement in February 2006, including amendments to certain financial covenants).

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a line of credit with MacAndrews & Forbes Inc., which had an initial commitment of $152.0 million, which reduced to $87.0 million in July 2005 (as amended, the ‘‘2004

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Consolidated MacAndrews & Forbes Line of Credit’’). As of March 31, 2006, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn. In February 2006, Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million equity issuance. (For further detail regarding the 2004 Consolidated MacAndrews & Forbes Line of Credit, see Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005 and ‘‘2006 Financing Transactions’’).

2006 Financing Transactions

On March 22, 2006, Revlon, Inc. completed the $110 million Rights Offering that it launched in February 2006 which allowed stockholders to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the Rights Offering, Revlon, Inc. promptly transferred the proceed to Products Corporation, which it used as described in ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’.

In completing the Rights Offering, Revlon, Inc. issued an additional 39,285,714 shares of its Class A Common Stock, including 15,885,662 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a stock purchase agreement between MacAndrews & Forbes and Revlon, Inc. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the Rights Offering).

As a result of completing the Rights Offering, Revlon, Inc.’s total number of outstanding shares of Class A Common Stock increased to 380,041,688 shares and the total number of shares of common stock outstanding, including Revlon, Inc.’s existing 31,250,000 shares of Class B common stock, with a par value of $0.01 per share (together with the Class A Common Stock, the ‘‘Common Stock’’), increased to 411,291,688 shares. Following the completion of these transactions, MacAndrews & Forbes beneficially owned approximately 56% of Revlon, Inc.’s outstanding Class A Common Stock and approximately 60% of Revlon, Inc.’s total outstanding Common Stock, which shares together represent approximately 76% of the combined voting power of such shares.

In February 2006, Products Corporation secured an amendment to the credit agreement that it and certain of its subsidiaries entered into in 2004, with a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. The amendment excludes from various financial covenants certain charges in connection with Products Corporation’s organizational realignment described in Note 6 to the unaudited consolidated financial statements, as well as some start-up costs incurred by the Company in 2005 related to the launch of its new Vital Radiance brand and the re-launch of the Almay brand. Specifically, the amendment provides for the add-back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the launch of the Company’s new Vital Radiance brand and the re-launch of the Almay brand. Under the 2004 Credit Agreement, EBITDA is used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio. (See ‘‘Recent Developments-Commitment for New 2006 Credit Facility’’).

In February 2006, Revlon, Inc. announced that it intends to conduct a further $75 million equity issuance through an underwritten public offering by June 30, 2006. In connection with such further equity issuance, Revlon, Inc. also announced in February 2006 that it had entered into an amendment to its Investment Agreement with MacAndrews & Forbes, which extends MacAndrews & Forbes’ back-stop of

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Revlon, Inc.’s planned $75 million equity issuance from March 31, 2006 until June 30, 2006 to, among other things, provide Revlon, Inc. with sufficient time to complete, following the Rights Offering, an underwritten public offering of its Class A Common Stock, the proceeds of which would be transferred by Revlon, Inc. to Products Corporation to be available for general corporate purposes. Revlon, Inc. also announced that Products Corporation had entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million equity issuance.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand, net cash proceeds from Revlon, Inc.’s planned $75 million equity issuance described in ‘‘2006 Financing Transactions’’ and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, and advances under the New Keepwell Agreement (as hereinafter defined). The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt. The New REV Holdings Notes (as hereinafter defined) contain certain provisions that by their terms limit REV Holdings’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company’s plan (including the Company’s brand initiatives referred to in ‘‘– Overview – Overview of the Business’’), purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including the Company’s organizational realignment announced in February 2006), debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. Cash contributions to Products Corporation’s pension and post-retirement benefit plans were approximately $29 million in 2005 and Products Corporation expects them to be approximately $33 million in the aggregate in 2006. The Company’s working capital increased significantly during the second half of 2005, due principally to the brand initiatives, and is expected to return to more normalized levels in relation to sales during the second half of 2006. Products Corporation estimates that for 2006 purchases of wall displays will be approximately $85 million to $95 million and capital expenditures will be approximately $35 million.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

Continuing to implement and refine the Company’s plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new brands or products, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational structure. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand, net cash proceeds from the aforementioned planned Revlon, Inc. $75 million equity issuance and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit and advances under the New Keepwell Agreement will be sufficient to enable the Company to cover its operating expenses for 2006, including cash requirements in connection with the

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Company’s operations, the continued implementation of, and refinement to, the Company’s plan (including the Company’s brand initiatives referred to in ‘‘– Overview – Overview of the Business’’), cash requirements in connection with the Company’s restructuring programs (including the Company’s organizational realignment announced in February 2006), the debt service requirements of the Company and its subsidiaries for 2006, including without limitation, interest on the New REV Holdings Notes, and regularly scheduled pension and post-retirement plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, increased competition from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management or the Company’s advertising and marketing plans or brand initiatives are not as successful as anticipated, or if the Company’s expenses associated with the continued implementation of, and refinement to, the Company’s plan exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management and/or increased returns or expenses associated with the continued implementation of, and refinement to, the Company’s plan exceeding its expectations, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. (See also Item 1A. ‘‘Risk Factors’’ in REV Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, including one or more aspects of its brand initiatives referred to in the ‘‘Overview’’, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable Products Corporation to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. ‘‘Risk Factors’’ in REV Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business).

Upon completion of the Rights Offering, Revlon, Inc. promptly transferred the proceeds from the Rights Offering to Products Corporation which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes, in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

$111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’ and ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’).

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.’s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s 9½% Senior Notes and its 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as SEC filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan.

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

On January 21, 2004, REV Holdings consummated an exchange offer (the ‘‘REV Holdings Exchange Offer’’) with respect to its 12% Senior Secured Notes due 2004 (the ‘‘REV Holdings Notes’’) for 13% Senior Secured Notes due 2007 (the ‘‘New REV Holdings Notes’’). In connection therewith, REV Holdings issued $18.5 million principal amount of New REV Holdings Notes in exchange for a like principal amount of REV Holdings Notes. In addition, at maturity on February 1, 2004, REV Holdings' parent contributed $7.9 million principal amount of REV Holdings Notes it held and $54.1 million of cash to retire the remaining outstanding REV Holdings Notes.

As of March 31, 2006, the New REV Holdings Notes, which bear interest semi-annually and mature on February 1, 2007, are secured by a pledge of 2,325,291 shares of Revlon, Inc. Class A Common Stock, including all dividends, cash instruments and property and proceeds from time to time received in respect of the foregoing shares (collectively, the ‘‘Collateral’’). In addition, the indenture governing the New REV Holdings Notes (the ‘‘New Indenture’’) contains covenants that, among other things, limit, subject to

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

certain exceptions set forth in the New Indenture, the following: (i) the issuance of additional debt and redeemable stock by REV Holdings, (ii) the creation of additional liens on the Collateral (other than the lien created by the New Indenture), (iii) the payment of dividends on capital stock of REV Holdings and the redemption of capital stock of REV Holdings or any of its direct or indirect parents, (iv) the sale of assets and subsidiary stock (including by way of consolidations, mergers and similar transactions), and (v) transactions with affiliates.

In connection with the REV Holdings Exchange Offer, GSB Investments Corp., an affiliate of the Company, entered into an agreement with REV Holdings (the ‘‘New Keepwell Agreement’’) pursuant to which GSB Investments Corp. has agreed to provide REV Holdings with funds equal to any interest payment due on the New REV Holdings Notes, to the extent that REV Holdings does not have sufficient funds on hand to make such payment on the applicable due date. REV Holdings currently anticipates that it will use advances under the New Keepwell Agreement to pay interest when due under the New REV Holdings Notes. The New Keepwell Agreement, however, is not a guarantee of the payment of interest on the New REV Holdings Notes. The obligations of GSB Investments Corp. under the New Keepwell Agreement are only enforceable by REV Holdings, and may not be enforced by the holders of the New REV Holdings Notes or the trustee under the New Indenture. Any failure of GSB Investments Corp. to make a payment to REV Holdings under the New Keepwell Agreement will not be an event of default under the New Indenture. Further, the New Indenture has no requirement that REV Holdings maintain the New Keepwell Agreement. In addition, although REV Holdings has the right to enforce the New Keepwell Agreement, there can be no assurance that GSB Investments Corp. will have sufficient funds to make any payments to REV Holdings under the New Keepwell Agreement or that it will comply with its obligations under the New Keepwell Agreement.

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

The New Keepwell Agreement will terminate at such time as there are no New REV Holdings Notes outstanding, at which time GSB Investments Corp. may require repayment of advances under the New Keepwell Agreement. As of March 31, 2006, advances under the New Keepwell Agreement were $4.8 million.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $33.4 million outstanding at March 31, 2006. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2006 was $0.4 million.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2006, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005. However, as previously described, on April 21, 2006, Products Corporation redeemed $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes. (See ‘‘Recent Developments – Redemption of 8 5/8% Senior Subordinated Notes’’ and ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’). The following table reflects the impact of such redemption on the Company’s

REV HOLDINGS LLC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

long-term debt obligations, as of April 30, 2006:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of April 30, 2006	Total	Less than 1 year	1-3 years		3-5 years	After 5 years
Long-term Debt	$1,326.9	$18.5	$217.4	*	$701.0	$390.0

*	Amount reflects the aforementioned redemption on April 21, 2006 of $109.7 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes.

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

(all tabular amounts in millions, except per share amounts)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005 (‘‘Item 7A’’) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2005. The following table presents the information required by Item 7A as of March 31, 2006 (See ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’ and ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Financing Transactions’’ as to the redemption in April 2006 of $109.7 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes):

	Expected Maturity date for the year ended December 31,						Total	Fair Value March 31, 2006
	2006	2007	2008	2009	2010	Thereafter
Debt
Short-term variable rate (various currencies)	$10.8						$10.8	$10.8
Average interest rate (a)	12.8%
Long-term fixed rate – third party ($US)	$109.7 *	$18.5	$217.4			$390.0	$735.6	715.2
Average interest rate (a)	8.6%	13.0%	8.6%			9.5%
Long-term variable rate – third party ($US)	$1.0				$700.0		$701.0	701.0
Average interest rate (a)	9.5%				11.2%
Total debt (excluding affiliate debt)	$121.5	$18.5	$217.4	—	$700.0	$390.0	$1,447.4	$1,427.0

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2006	Fair Value March 31, 2006
Sell Hong Kong Dollars/Buy USD	0.1289	$0.8	$0.8	$—
Sell Euros/Buy USD	1.2197	1.2	1.2	—
Sell British Pounds/Buy USD	1.7692	4.2	4.3	0.1
Sell Australian Dollars/Buy USD	0.7398	6.1	6.3	0.2
Sell Canadian Dollars/Buy USD	0.8620	12.6	12.6	—
Sell South African Rand/Buy USD	0.1520	4.0	3.8	(0.2)
Sell New Zealand Dollars/Buy USD	0.6591	0.6	0.6	—
Buy Australian Dollars/Sell New Zealand Dollars	1.0986	3.9	4.2	0.3
Total forward contracts		$33.4	$33.8	$0.4

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2006.

*	While the 8 5/8% Senior Subordinated Notes are due in February 2008, under the 2004 Credit Agreement, Products Corporation must refinance such notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding. In April 2006, Products Corporation redeemed $109.7 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at April 30, 2006 there remained outstanding $217.4 million in aggregate principal amount of such notes. (See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Overview of Financing Transactions’’ and ‘‘Recent Developments-Redemption of 8 5/8% Senior Subordinated Notes’’).

REV HOLDINGS LLC AND SUBSIDIARIES

Item 4.	Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including REV Holdings’ Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of REV Holdings’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of REV Holdings’ disclosure controls and procedures as of the end of the three-month fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, destination model, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that it has strengthened its organizational capabilities (and its expectation to continue to do so) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching new brands or product lines, further refining its approach to retail merchandising, including, without limitation, the Company’s plans to re-enter the U.S. prestige fragrance market in 2006, and/or taking further actions to optimize its manufacturing, sourcing and organizational structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company's expectations regarding its plan, including the Company's plans to capitalize on the actions taken during the previous phases of its plan with the objective of increasing revenues and achieving profitability over the long term, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with an improved ‘‘Destination Model’’ operating profit margin;

REV HOLDINGS LLC AND SUBSIDIARIES

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness of its display walls across categories and brands;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by, among other things, continuing to rationalize components and by sourcing strategically;

(viii)	the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	the Company's plans to continue training and development of its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	the Company's belief that the Almay brand initiative will build on its healthy beauty heritage and desire among consumers for simplicity and personalization;

(xi)	the Company's belief that its Vital Radiance brand initiative, focused on the more mature cosmetics consumer, will serve an affluent and growing consumer demographic currently underserved in the marketplace;

(xii)	the Company’s expectation that in connection with the brand initiatives, working capital will return to more normalized levels in relation to sales during the second half of 2006;

(xiii)	the Company’s plans to continue to strengthen its balance sheet and capital structure, including Revlon, Inc.’s plans to refinance the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes before October 30, 2007 prior to their maturity, Revlon, Inc.’s plans to conduct an additional equity issuance of $75 million by June 30, 2006 and Products Coporation’s plans to enter into the New 2006 Credit Facility and the terms thereof, and its expected use of the proceeds thereof, including, among other things, to redeem approximately $75 million of Products Corporation’s 8 5/8% Senior Subordinated Notes and the expected benefits from such refinancing, including resulting in annual interest savings due to lower interest margins, providing the Company with greater financial and covenant flexibility and extending the maturity dates under Products Corporation’s 2004 Credit Agreement;

(xiv)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xv)	the Company’s expectation that operating revenues, cash on hand, net cash proceeds of the planned $75 million equity issuance, and funds available for borrowing under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit and advances under the New Keepwell Agreement will be sufficient to satisfy the Company's operating expenses in 2006, including cash requirements referred to in item (xviii) below;

(xvi)	the Company’s expected sources of funds, including the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity securities of Revlon, Inc. and/or REV Holdings or additional debt securities of Products Corporation and the net cash proceeds of the planned Revlon, Inc. $75 million equity issuance described in ‘‘2006 Financing Transactions’’;

REV HOLDINGS LLC AND SUBSIDIARIES

(xvii)	the availability of advances under the New Keepwell Agreement being sufficient to satisfy REV Holdings' cash requirements, GSB Investments Corp.'s plan to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it does not have sufficient cash flow from dividends on its investments and the sale of equity securities of REV Holdings to pay the principal amount at maturity of the New REV Holdings Notes;

(xviii)	the Company's expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan (including in connection with its brand initiatives), payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including the organizational realignment announced in February 2006), debt service payments and costs and regularly scheduled pension and post-retirement plan contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans and debt service payments (including payments required under Products Corporation's debt instruments and interest payments under the New REV Holdings Notes);

(xix)	matters concerning the Company's market-risk sensitive instruments;

(xx)	the expected effects of the Company's adoption of certain accounting principles; and

(xxi)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘destination model,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates,’’ ‘‘seeks,’’ ‘‘may,’’ ‘‘will,’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures REV Holdings made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the Securities and Exchange Commission (the ‘‘SEC’’) in 2006 (which, among other places, can be found on the SEC's website at http://www.sec.gov). A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. See also Item 1A. ‘‘Risk Factors’’ in REV Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of the Company’s brand initiatives and other product offerings; higher than expected returns or decreased sales of the Company’s

REV HOLDINGS LLC AND SUBSIDIARIES

existing products as a result of the Company’s brand initiatives; the Company’s advertising or marketing plans are not as successful as anticipated; actions by the Company’s customers, such as retailer inventory management; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company's brands or product lines, launching of new brands or product lines, further refining its approach to retail merchandising, including, without limitation, difficulties, delays or the inability to complete, or unanticipated circumstances or costs in connection with the Company’s plans to re-enter the prestige fragrance market in 2006 and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing or organizational structure;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the previous phases of its plan, which could affect the Company's ability to achieve its objectives of increasing revenues and achieving profitability over the long term and balancing top-line growth with an improved operating profit margin under its ‘‘Destination Model’’;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new and restaged products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by, among other things, rationalizing components and by sourcing strategically;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	difficulties, delays or unanticipated costs in the Company continuing to train and develop its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	the Almay brand initiative does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

(xi)	the Vital Radiance brand initiative targeted to the more mature consumer does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

(xii)	higher than anticipated working capital or unforeseen circumstances affecting the timing or levels thereof;

REV HOLDINGS LLC AND SUBSIDIARIES

(xiii)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or increased costs associated with, or the inability to consummate, in whole or in part, the refinancing of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes before October 30, 2007 prior to their maturity, or difficulties, delays or increased costs associated with conducting, or Revlon, Inc.’s inability to consummate, in whole or in part, the additional planned Revlon, Inc. $75 million equity issuance by June 30, 2006 or difficulties delays or Products Corporation’s inability to consummate, in whole or in part, its entering into of the New 2006 Credit Facility or less than anticipated benefits from such refinancing, such as difficulties, delays or the inability to redeem $75 million of the 8 5/8% Senior Subordinated Notes or higher than anticipated interest rates, less than anticipated financial and/or covenant flexibility or shorter than anticipated maturity dates;

(xiv)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xv)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xvi)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, other permitted lines of credit, advances under the New Keepwell Agreement, or from selling additional shares of Revlon, Inc., restructuring indebtedness, selling assets or operations, the sale of additional equity or debt securities or from Revlon, Inc.’s planned $75 million equity issuance;

(xvii)	advances under the New Keepwell Agreement being insufficient to satisfy REV Holdings' cash requirements or GSB Investments Corp.'s inability to obtain capital contributions or loans from its affiliates to make advances under the New Keepwell Agreement if it has not received sufficient dividend income from its investments;

(xviii)	higher than expected operating expenses (including in connection with the brand initiatives), sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions or debt service payments;

(xix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(xx)	unanticipated effects of the Company's adoption of certain new accounting standards; and

(xxi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see REV Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.	Exhibits.

*31.1	Certification of Ronald O. Perelman, Chief Executive Officer, dated May 12, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 12, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Ronald O. Perelman, Chief Executive Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Paul G. Savas, Chief Financial Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON HOLDINGS LLC AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006

REV HOLDINGS LLC
Registrant

By: /s/	Paul G. Savas
Paul G. Savas
Executive Vice President,
Chief Financial Officer,
Chief Accounting Officer and
Manager